Form 10-Q
period 1995-02-28
SANDY CORP
filed 1995-04-12
CIK 778107

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended February 28, 1995 or

/  / Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from _ to _.

COMMISSION FILE NUMBER 1-8996



                               SANDY CORPORATION
             (Exact name of registrant as specified in its charter)


                       MICHIGAN                               38-1953934
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

        1500 West Big Beaver Road, Troy, Michigan                 48084
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (810) 649-0800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  / X /          No  /    /


The registrant had 2,273,392 shares of Common Stock (par value $0.01) outstanding as of March 24, 1995.

INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I.    FINANCIAL INFORMATION
           ---------------------

           Item 1.   Financial Statements

                     Consolidated Balance Sheets                                                2

                     Consolidated Statements of Earnings                                        3-4

                     Consolidated Statements of Cash Flows                                      5

                     Notes to Consolidated Financial Statements                                 6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                              7-9



PART II.   OTHER INFORMATION
           -----------------


           Item 4.   Submission of Matters to a Vote of Security Holders                        10

           Item 6.   Exhibits and Reports on Form 8-K                                           10



SIGNATURES                                                                                      11

                               SANDY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                         FEBRUARY 28                  AUGUST 31
                                                                                 -----------------------------       -----------
ASSETS                                                                              1995              1994               1994
                                                                                 -----------       -----------       -----------
                                                                                 (UNAUDITED)       (UNAUDITED)           (1)
CURRENT ASSETS:
      Cash                                                                      $  8,450,021      $  4,664,170      $  5,144,490
      Accounts receivable:
         Billed                                                                    5,600,447         6,511,603         7,225,683
         Unbilled                                                                  3,348,683         4,541,751         5,011,922
      Inventories                                                                    552,767         1,100,792           787,204
      Prepaid income taxes                                                            74,311                 0                 0
      Other current assets                                                           280,706           411,908           610,116
      Deferred taxes on income                                                       394,000           245,000           492,000
                                                                                 -----------       -----------       -----------
          TOTAL CURRENT ASSETS                                                    18,700,935        17,475,224        19,271,415

OTHER ASSETS                                                                         278,714           222,713           228,553

LEASEHOLD IMPROVEMENTS, EQUIPMENT,
   FURNITURE & FIXTURES                                                            5,155,873         5,311,091         5,139,625
      Less accumulated depreciation and amortization                              (4,419,770)       (4,241,753)       (4,298,060)
                                                                                 -----------       -----------       -----------
                                                                                     736,103         1,069,338           841,565
                                                                                 -----------       -----------       -----------
TOTAL ASSETS                                                                    $ 19,715,752      $ 18,767,275      $ 20,341,533
                                                                                 ===========       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                          $  3,554,838      $  2,757,087      $  3,195,628
      Accrued compensation                                                           632,201           536,423         1,655,378
      Advanced billings to customers                                               2,859,534         3,896,385         3,370,826
      Other current liabilities                                                      755,987           651,171           809,140
      Income taxes payable                                                                 0            94,650           122,210
      Dividends payable                                                                    0            68,316                 0
                                                                                 -----------       -----------       -----------
          TOTAL CURRENT LIABILITIES                                                7,802,560         8,004,032         9,153,182
OTHER LIABILITIES                                                                     80,471           632,854            29,510
DEFERRED TAXES ON INCOME                                                             152,000             9,000           194,000
                                                                                 -----------       -----------       -----------
          TOTAL LIABILITIES                                                        8,035,031         8,645,886         9,376,692

STOCKHOLDERS' EQUITY
      Common stock par value $.01, authorized 8,000,000
          shares; issued and outstanding 2,273,392 shares at
          February 28, 1995 and August 31, 1994 and 2,277,192
          shares at February 28, 1994                                                 22,734            22,772            22,734
      Additional paid-in capital                                                   8,924,852         8,948,082         8,924,852
      Retained earnings                                                            2,733,135         1,150,535         2,017,255
                                                                                 -----------       -----------       -----------
          TOTAL STOCKHOLDERS' EQUITY                                              11,680,721        10,121,389        10,964,841
                                                                                 -----------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $ 19,715,752      $ 18,767,275      $ 20,341,533
                                                                                 ===========       ===========       ===========

 (1) The balance sheet at August 31, 1994 has been excerpted from the audited financial statements at that date and condensed.

                               SANDY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                   --------------------------------------------------------
                                                                     FEBRUARY 28, 1995                  FEBRUARY 28, 1994
                                                                   ---------------------              ---------------------
Revenue:
   Services                                                            $  10,063,318                       $   7,566,463
   Products                                                                2,063,764                           2,245,861
                                                                        ------------                        ------------
                                                                          12,127,082                           9,812,324
                                                                        ------------                        ------------

Costs and Expenses:
   Cost of Services                                                        7,471,647                           5,432,733
   Cost of Products                                                        1,822,628                           2,042,966
   Account Service Expense                                                 1,274,098                             846,708
   General and Administrative                                                949,553                             921,298
                                                                        ------------                        ------------
                                                                          11,517,926                           9,243,705
                                                                        ------------                        ------------

          OPERATING INCOME                                                   609,156                             568,619

Interest Income                                                               53,577                              28,487
                                                                        ------------                        ------------

Income before income taxes                                                   662,733                             597,106

Income Taxes                                                                 223,000                             199,000
                                                                        ------------                        ------------

          NET INCOME                                                   $     439,733                       $     398,106
                                                                        ============                        ============

Per share data:

   Net Income per share                                                        $0.19                               $0.17
                                                                        ============                        ============

   Dividends declared per share                                                $0.04                               $0.03
                                                                        ============                        ============

Weighted average common and
 common equivalent shares outstanding                                      2,351,925                           2,346,239
                                                                        ============                        ============

                               SANDY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                  ------------------------------------------------------
                                                                    FEBRUARY 28, 1995                FEBRUARY 28, 1994
                                                                  ---------------------            ---------------------
Revenue:
   Services                                                            $  19,919,919                      $  14,810,410
   Products                                                                4,453,517                          4,737,576
                                                                        ------------                       ------------
                                                                          24,373,436                         19,547,986
                                                                        ------------                       ------------

Costs and Expenses:
   Cost of Services                                                       14,994,926                         11,074,625
   Cost of Products                                                        3,941,441                          4,262,631
   Account Service Expense                                                 2,288,516                          1,621,720
   General and Administrative                                              1,876,720                          1,662,916
                                                                        ------------                       ------------
                                                                          23,101,603                         18,621,892
                                                                        ------------                       ------------

          OPERATING INCOME                                                 1,271,833                            926,094

Interest Income                                                               93,919                             63,503
                                                                        ------------                       ------------

Income before income taxes                                                 1,365,752                            989,597

Income Taxes                                                                 468,000                            341,000
                                                                        ------------                       ------------

          NET INCOME                                                   $     897,752                      $     648,597
                                                                        ============                       ============

Per share data:

   Net Income per share                                                        $0.38                              $0.28
                                                                        ============                       ============

   Dividends declared per share                                                $0.08                              $0.06
                                                                        ============                       ============

Weighted average common and
 common equivalent shares outstanding                                      2,352,255                          2,340,675
                                                                        ============                       ============

                               SANDY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                           ---------------------------------------------------------
                                                             FEBRUARY 28, 1995                   FEBRUARY 28, 1994
                                                           ---------------------               ---------------------
OPERATING ACTIVITIES:
   Net income                                                    $   897,752                         $   648,597
   Adjustments to reconcile net
      income to net cash provided by
        (used in) operating activities:
      Depreciation and amortization                                  121,710                             156,212
      Deferred income taxes                                           56,000                             (37,000)
      Reserve (payments) for pension                                (606,738)                             67,654
      Changes in operating assets
      and liabilities:
        (Increase) decrease in accounts receivable                 3,288,475                          (2,256,010)
        Decrease in inventories                                      234,437                             392,995
        Decrease in other assets                                     329,410                              35,148
        Increase in long-term assets                                 (50,161)                            (22,713)
        Decrease in accounts
            payable and accrued expenses                            (110,382)                           (866,293)
        Decrease in income taxes payable                            (196,521)                            (17,569)
        Increase (decrease) in advanced
            billings to customers                                   (511,292)                            667,568
        Increase in long-term liabilities                             50,961                                   0
                                                                 -----------                         -----------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                         3,503,651                          (1,231,411)
                                                                 -----------                         -----------

INVESTING ACTIVITIES:
   Term loan agreement                                                     0                            (200,000)
   Capital expenditures                                              (16,248)                            (24,202)
                                                                 -----------                         -----------
   NET CASH USED IN
      INVESTING  ACTIVITIES                                          (16,248)                           (224,202)
                                                                 -----------                         -----------

FINANCING ACTIVITIES:
   Dividends paid                                                   (181,872)                            (68,343)
   Repurchase of common stock                                              0                              (5,391)
                                                                 -----------                         -----------
   NET CASH USED IN
      FINANCING ACTIVITIES                                          (181,872)                            (73,734)
                                                                 -----------                         -----------

NET INCREASE (DECREASE) IN CASH                                    3,305,531                          (1,529,347)
CASH AT BEGINNING OF PERIOD                                        5,144,490                           6,193,517
                                                                 -----------                         -----------
CASH AT END OF PERIOD                                            $ 8,450,021                         $ 4,664,170
                                                                 ===========                         ===========

                               SANDY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



The Consolidated Balance Sheets as of February 28, 1995 and February 28, 1994, and the Consolidated Statements of Earnings for the three and six month periods ended February 28, 1995 and 1994, and the Consolidated Statements of Cash Flows for the six month periods ended February 28, 1995 and February 28, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position at February 28, 1995, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended February 28, 1995 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 annual report on Form 10-K.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FISCAL 1995 SECOND QUARTER COMPARED TO FISCAL 1994

Services revenue for the second quarter of fiscal 1995 was $10,063,000, a 33.0% increase from the $7,566,000 in the same quarter of fiscal 1994. The revenue increase was primarily due to increases in retail training and consulting services, customer care systems training, and sales and management process improvement principles training for an expanded automotive client base. The Company believes the increase in these services is due in part to the competitive nature of the automotive industry and the continued emphasis clients have placed on customer satisfaction and process improvement to achieve competitive advantage.

Products revenue for the second quarter of fiscal 1995 was $2,064,000, an 8.1% decrease from the $2,246,000 in the same quarter of fiscal 1994. The revenue decrease was due in part to a reduction in units shipped caused by reduced vehicle production at one of the Company's automotive clients. Also, the average price per unit decreased as part of a long-term contract.

The Company's backlog of orders as of February 28, 1995 was $42,725,000 compared to $42,836,000 at February 28, 1994. Of the $42,725,000 in backlog at February 28, 1995, approximately $27,600,000 is expected to be recognized in revenue over the next twelve months. At February 28, 1994, approximately $27,000,000 of the $42,836,000 in backlog was expected to be recognized in revenue within twelve months.

The Cost of Services as a percent of services revenue increased for the second quarter of fiscal 1995 to 74.2% from 71.8% for the same period of fiscal 1994. The principal reason for this increase is lower profitability on certain projects for some of the Company's automotive clients.

The Cost of Products as a percent of products revenue decreased for the second quarter of fiscal 1995 to 88.3% from 91.0% for the same period in fiscal 1994. The principal reason for this decrease was production efficiencies realized in the current period and first year program development costs incurred in the prior year.

Account Service Expense increased in the second quarter of fiscal 1995 by approximately $427,000 or 50.5% to $1,274,000 compared to $847,000 for the same quarter of fiscal 1994. This increase was primarily due to increased payroll and related expenses for new staff required to support higher revenue volume and increased proposal activity.

General and Administrative expenses increased slightly in the second quarter of fiscal 1995 by approximately $29,000 or 3.1% to $950,000 from $921,000 for the same quarter of fiscal 1994.

Total Account Service Expense and General and Administrative expenses as a percent of total revenue was approximately the same for the second quarter of fiscal 1995, 18.3%, as the second quarter of fiscal 1994, 18.0%.

Interest Income, predominately from tax-exempt investments, increased in the second quarter of fiscal 1995 to approximately $54,000 from $28,000 for the same quarter in fiscal 1994. The increase was due to a higher average investment balance and higher short term interest rates in the current period.

Income taxes increased $24,000 in the second quarter of fiscal 1995 to $223,000 from $199,000 in the second quarter of fiscal 1994. The increase is due to higher income before taxes.


FIRST SIX MONTHS OF FISCAL 1995 COMPARED TO FIRST SIX MONTHS OF FISCAL 1994

Services revenue for the first six months of fiscal 1995 was $19,920,000 compared to $14,810,000 for the same period in fiscal 1994, a $5,110,000 or 34.5% increase. The revenue increase was primarily due to increases in retail training and consulting services, customer satisfaction systems training, and dealer communication services with various automotive clients in the current period. The Company believes the increase in these services is due in part to the competitive nature of the automotive industry and the continued emphasis clients have placed on customer satisfaction and process improvement to achieve competitive advantage.

Products revenue for the first six months of fiscal 1995 was $4,454,000 compared to $4,738,000 for the same period in fiscal 1994, a $284,000 or 6.0% decrease. The revenue decrease is primarily due to a reduction in the average price per unit as part of a long-term contract.

The Cost of Services as a percent of services revenue was approximately the same for the first six months of fiscal 1995, 75.3% compared to 74.8% for the first six months of fiscal 1994.

The Cost of Products as a percent of products revenue decreased for the first six months of fiscal 1995 to 88.5% from 90.0% for the same period in fiscal 1994. The principal reason for this decrease was production efficiencies realized in the current period and first year program development costs incurred in the prior year.

Account Service Expense increased for the first six months of fiscal 1995 by approximately $667,000 or 41.1% to $2,289,000 compared to $1,622,000 for the same period in fiscal 1994. This increase was primarily due to increased staff required to support higher revenue volume and increased proposal activity.

General and Administrative expenses for the first six months of fiscal 1995 increased approximately $214,000 or 12.9% to $1,877,000 from $1,663,000 in the comparable period in fiscal 1994. The increase is primarily attributable to additional expenses related to exploring potential acquisitions, development of client-based information systems and internal processes, and higher staff training expenses.

FIRST SIX MONTHS OF FISCAL 1995 COMPARED TO FIRST SIX MONTHS OF FISCAL 1994 - CONTINUED

Total Account Service Expense and General and Administrative expenses as a percent of total revenue was approximately the same for the first six months of fiscal 1995, 17.1%, as the first six months of fiscal 1994, 16.8%.

Interest Income, predominately from tax-exempt investments, was approximately $94,000 for the first six months of fiscal 1995 compared to $64,000 for the same period in fiscal 1994. This increase is due to the Company's improved cash position and higher short term interest rates in the current period.

Income taxes increased $127,000 in the first six months of fiscal 1995 to $468,000 from $341,000 in fiscal 1994. The increase is due to higher income before taxes.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1995, the Company had working capital of approximately $10,898,000, which included a cash balance of $8,450,000. The Company's primary need for cash is to support its ongoing operating activities. The Company's primary sources of liquidity are cash provided from operations and a $7,500,000 unsecured line of credit arrangement at Comerica Bank. Under the line of credit arrangement which expires on September 1, 1995, and is expected to be renewed, Company borrowings bear interest at .25% over the prime rate. At February 28, 1995, the Company had no balance outstanding under its line of credit. The Company believes that such sources are adequate to meet its cash and working capital needs.

During the first six months of fiscal 1995, the Company had a net increase in cash of approximately $3,306,000. Cash provided by operating activities amounted to $3,504,000, due primarily to a decrease in accounts receivable attributable to improved cash collections and higher earnings before depreciation and amortization in the current period; partially offset by the funding of a retirement benefit. Cash used for capital expenditures totaled $16,000, and cash used for dividend payments amounted to $182,000.

PART II



OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on January 24, 1995. At the Annual Meeting, the following persons were elected as
         Directors: Richard J. Burstein, George J. Forrest, Raymond A. Ketchledge, Alan V. Kidd, Jay W. Lorsch, Alan M. Sandy, Lewis G. Sandy, William H. Sandy and John T. Sheehy.

         Also, the following proposal was approved at the Company's Annual
         Meeting:

                                                 Affirmative           Negative              Votes
                                                    Votes               Votes               Withheld
                                                 ---------------------------------------------------
         1.       Approval of the Sandy
                  Corporation Director Stock
                  Option Plan                     2,002,259            132,392                6,966


         No other matters were submitted for a vote at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

                   10(a) Employment Agreement with Raymond A. Ketchledge effective as of September 1, 1994.

                   10(b) Sandy Corporation Director Stock Option Plan as adopted by the Board of Directors on October 25, 1994.

                   27 Financial Data Schedule for the Quarter Ended February 28, 1995.

         (b) REPORTS ON FORM 8-K:

             No report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Sandy Corporation
                                          (Registrant)



DATE:April 12, 1995                       By:/s/WILLIAM H. SANDY
     -----------------------------           ------------------------------
                                          William H. Sandy
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          By:/s/RAYMOND A. KETCHLEDGE
                                             ------------------------------
                                          Raymond A. Ketchledge
                                          President and
                                          Chief Operating Officer

                                          By:/s/JOHN G. ZIMMERMAN
                                             ------------------------------
                                          John G. Zimmerman
                                          Group Vice President and
                                          Chief Financial Officer