Form 10-Q
period 1995-05-31
SANDY CORP
filed 1995-07-14
CIK 778107

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended May 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

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


                         Yes  [ X ]          No  [    ]


The registrant had 2,273,392 shares of Common Stock (par value $0.01) outstanding as of June 26, 1995.

                                     INDEX


                                                                                              PAGE NO.
PART I.        FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Consolidated Balance Sheets                                             2

                           Consolidated Statements of Earnings                                     3-4

                           Consolidated Statements of Cash Flows                                   5

                           Notes to Consolidated Financial Statements                              6

               Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          7-10



PART II.       OTHER INFORMATION



               Item 6.     Exhibits and Reports on Form 8-K                                        11



SIGNATURES                                                                                         12

                               SANDY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   MAY 31                           AUGUST 31
                                                                 ---------------------------------------        ---------------
ASSETS                                                                 1995                   1994                    1994
                                                                 ----------------       ----------------        ---------------
                                                                   (UNAUDITED)             (UNAUDITED)                (1)
CURRENT ASSETS:
      Cash                                                      $     7,336,046         $     7,138,566          $    5,144,490
      Accounts receivable:
         Billed                                                       7,156,900               5,542,793               7,225,683
         Unbilled                                                     4,828,377               4,898,784               5,011,922
      Inventories                                                       560,723                 830,758                 787,204
      Other current assets                                              182,878                 342,635                 610,116
      Deferred taxes on income                                          387,000                 236,000                 492,000
                                                                ---------------         ---------------          --------------
          TOTAL CURRENT ASSETS                                       20,451,924              18,989,536              19,271,415

OTHER ASSETS                                                            279,232                 246,713                 228,553

LEASEHOLD IMPROVEMENTS, EQUIPMENT,
   FURNITURE & FIXTURES                                               5,155,875               5,322,067               5,139,625
      Less accumulated depreciation and amortization                 (4,480,578)             (4,319,154)             (4,298,060)
                                                                ---------------         ---------------          --------------
                                                                        675,297               1,002,913                 841,565
                                                                ---------------         ---------------          --------------
TOTAL ASSETS                                                    $    21,406,453         $    20,239,162          $   20,341,533
                                                                ===============         ===============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                          $     3,905,007         $     3,576,574          $    3,195,628
      Accrued compensation                                            1,174,314                 885,414               1,655,378
      Advanced billings to customers                                  3,192,163               3,871,252               3,370,826
      Other current liabilities                                         840,146                 636,623                 809,140
      Income taxes payable                                              211,939                  72,650                 122,210
                                                                ---------------         ---------------          --------------
          TOTAL CURRENT LIABILITIES                                   9,323,569               9,042,513               9,153,182
OTHER LIABILITIES                                                        81,589                 654,718                  29,510
DEFERRED TAXES ON INCOME                                                139,000                       0                 194,000
                                                                ---------------         ---------------          --------------
          TOTAL LIABILITIES                                           9,544,158               9,697,231               9,376,692

STOCKHOLDERS' EQUITY
      Common stock par value $.01, authorized 8,000,000
          shares; issued and outstanding 2,273,392 shares at
          May 31, 1995 and August 31, 1994 and 2,277,192
          shares at May 31, 1994                                         22,734                  22,772                  22,734
      Additional paid-in capital                                      8,924,852               8,948,082               8,924,852
      Retained earnings                                               2,914,709               1,571,077               2,017,255
                                                                ---------------         ---------------          --------------
          TOTAL STOCKHOLDERS' EQUITY                                 11,862,295              10,541,931              10,964,841
                                                                ---------------         ---------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    21,406,453         $    20,239,162          $   20,341,533
                                                                ===============         ===============          ==============

 (1) The balance sheet at August 31, 1994 has been excerpted from the audited financial statements at that date and condensed.

                               SANDY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                ---------------------------------------
                                                 MAY 31, 1995              MAY 31, 1994
                                                --------------           --------------
Revenue:
   Services                                     $ 11,194,171               $  9,113,667
   Products                                        2,443,260                  2,447,100
                                                ------------               ------------
                                                  13,637,431                 11,560,767
                                                ------------               ------------
Costs and Expenses:
   Cost of Services                                8,576,021                  6,948,764
   Cost of Products                                2,087,359                  2,225,852
   Account Service Expense                         1,217,916                    808,356
   General and Administrative                        892,970                    885,445
                                                ------------               ------------
                                                  12,774,266                 10,868,417
                                                ------------               ------------
          OPERATING INCOME                           863,165                    692,350

Other Income (Expense):
   Interest Income                                    74,057                     34,506
   Other Expense                                    (365,713)                         0
                                                ------------               ------------
                                                    (291,656)                    34,506
                                                ------------               ------------
Income before income taxes                           571,509                    726,856

Income Taxes                                         299,000                    238,000
                                                ------------               ------------
          NET INCOME                            $    272,509               $    488,856
                                                ============               ============
Per share data:

   Net Income per share                         $       0.12               $       0.21
                                                ============               ============
   Dividends declared per share                 $       0.04               $       0.03
                                                ============               ============
Weighted average common and
common equivalent shares outstanding               2,368,798                  2,351,317
                                                ============               ============

                               SANDY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                --------------------------------------
                                                 MAY 31, 1995             MAY 31, 1994
                                                -------------             ------------
Revenue:
   Services                                     $ 31,114,090              $ 23,924,077
   Products                                        6,896,777                 7,184,676
                                                ------------              ------------
                                                  38,010,867                31,108,753
                                                ------------              ------------
Costs and Expenses:
   Cost of Services                               23,570,947                18,023,389
   Cost of Products                                6,028,800                 6,488,483
   Account Service Expense                         3,506,432                 2,430,076
   General and Administrative                      2,769,690                 2,548,361
                                                ------------              ------------
                                                  35,875,869                29,490,309
                                                ------------              ------------

          OPERATING INCOME                         2,134,998                 1,618,444

Other Income (Expense):
  Interest Income                                    167,976                    98,009
  Other Expense                                     (365,713)                        0
                                                ------------              ------------
                                                    (197,737)                   98,009
                                                ------------              ------------
Income before income taxes                         1,937,261                 1,716,453

Income Taxes                                         767,000                   579,000
                                                ------------              ------------
          NET INCOME                            $  1,170,261              $  1,137,453
                                                ============              ============

Per share data:

   Net Income per share                         $       0.50              $       0.49
                                                ============              ============
   Dividends declared per share                 $       0.12              $       0.09
                                                ============              ============
Weighted average common and
common equivalent shares outstanding               2,357,903                 2,344,175
                                                ============              ============

                               SANDY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                         ---------------------------------
                                                         MAY 31, 1995         MAY 31, 1994
                                                         ------------         ------------
OPERATING ACTIVITIES:
   Net income                                           $   1,170,261         $   1,137,453
   Adjustments to reconcile net
      income to net cash provided by
        (used in) operating activities:
      Depreciation and amortization                           182,518               233,613
      Deferred income taxes                                    50,000               (61,000)
      Reserve for pension                                    (583,782)               89,518
      Changes in operating assets
      and liabilities:
        (Increase) decrease in accounts receivable            252,328            (1,644,233)
        Decrease in inventories                               226,481               663,029
        Decrease in other assets                              427,238               104,421
        Increase in long-term assets                          (50,679)              (22,713)
        Increase in accounts
            payable and accrued expenses                      843,103               287,637
        Increase (decrease) in income taxes payable            89,729               (39,569)
        Increase (decrease) in advanced
            billings to customers                            (178,663)              642,435
        Increase in long-term liabilities                      52,079                     0
                                                        -------------         -------------
   NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                  2,480,613             1,390,591
                                                        -------------         -------------
INVESTING ACTIVITIES:
   Term loan agreement                                              0              (200,000)
   Capital expenditures                                       (16,250)              (35,178)
                                                        -------------         -------------
   NET CASH USED IN
      INVESTING ACTIVITIES                                    (16,250)             (235,178)
                                                        -------------         -------------
FINANCING ACTIVITIES:
   Dividends paid                                            (272,807)             (204,973)
   Repurchase of common stock                                       0                (5,391)
                                                        -------------         -------------
   NET CASH USED IN
      FINANCING ACTIVITIES                                   (272,807)             (210,364)
                                                        -------------         -------------

NET INCREASE IN CASH                                        2,191,556               945,049
CASH AT BEGINNING OF PERIOD                                 5,144,490             6,193,517
                                                        -------------         -------------
CASH AT END OF PERIOD                                   $   7,336,046         $   7,138,566
                                                        =============         =============

                               SANDY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



The Consolidated Balance Sheets as of May 31, 1995 and May 31, 1994, and the Consolidated Statements of Earnings for the three and nine month periods ended May 31, 1995 and 1994, and the Consolidated Statements of Cash Flows for the nine month periods ended May 31, 1995 and May 31, 1994, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly the financial position at May 31, 1995, and the results of operations and cash flows for the periods presented have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended May 31, 1995 are not necessarily indicative of the operating results for the full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1995 THIRD QUARTER COMPARED TO FISCAL 1994

Services revenue for the third quarter of fiscal 1995 was $11,194,000, a 22.8% increase from the $9,114,000 in the same quarter of fiscal 1994. The services revenue increase was primarily due to increases in seminar-based retail training, customer care systems training, and management process improvement principles training for an expanded automotive client base. The Company believes this increase is due in part to the intensified recognition by new and existing automotive clients of the strategic importance of customer satisfaction, process improvement, and the need for competitive advantage.

Products revenue of $2,443,000 for the third quarter of fiscal 1995 was approximately the same as the $2,447,000 in the third quarter of fiscal 1994. Products revenue in the third quarter of fiscal 1995 was affected by an increase in units shipped caused by increased vehicle production at one of the Company's automotive clients; offset by a reduction in the average price per unit as a result of the Company entering into a long-term agreement.

The Company's backlog of orders as of May 31, 1995 was $45,175,000 compared to $40,416,000 at May 31, 1994. Of the $45,175,000 in backlog at May 31, 1995, approximately $31,486,000 represents the amount that is expected to be recognized in revenue over the next twelve months. At May 31, 1994, approximately $25,637,000 of the $40,416,000 in backlog was expected to be recognized in revenue within twelve months.

The Cost of Services as a percent of services revenue for the third quarter of fiscal 1995 was 76.6%, which is comparable to the third quarter of fiscal 1994 percent of 76.2%.

The Cost of Products as a percent of products revenue decreased for the third quarter of fiscal 1995 to 85.4% from 91.0% for the same period in fiscal 1994. The principal reason for this decrease was production efficiencies realized in the current period and first year program development costs incurred in the prior year; partially offset by a reduction in the average price per unit sold.

Account Service Expense increased in the third quarter of fiscal 1995 by approximately $410,000 or 50.7% to $1,218,000 compared to $808,000 for the same quarter in fiscal 1994. This increase is primarily due to increased payroll and related expenses for new staff required to support higher revenue volume.

General and Administrative expenses remained approximately the same in the third quarter of fiscal 1995, $893,000, as compared to $885,000 for the comparable quarter of fiscal 1994.

Total Account Service Expense and General and Administrative expense as a percent of total revenue increased slightly in the third quarter of fiscal 1995 to 15.5% as compared to 14.7% for the same period in fiscal 1994.

Interest Income, predominately from tax-exempt investments, increased in the third quarter of fiscal 1995 to approximately $74,000 from $35,000 for the same quarter in fiscal 1994. The increase was due to a higher average investment balance and higher short-term interest rates in the current period.

Other Expense of approximately $366,000 in the third quarter of fiscal 1995 represents expenses incurred for the evaluation of merger proposals from Automatic Data Processing, Inc. (NYSE:AUD) and Westcott Communications, Inc. (NASDAQ:WCTV). Evaluation of the merger proposals is ongoing by the Company. The Company expects to incur a comparable amount of merger related expenses in the fourth quarter of fiscal 1995.

Income taxes increased $61,000 in the third quarter of fiscal 1995 to $299,000 from $238,000 in the third quarter of fiscal 1994. The increase is due to higher income before merger related expenses and taxes in the current period. In addition, no tax benefit was recorded on merger related expenses.


FIRST NINE MONTHS OF FISCAL 1995 COMPARED TO FIRST NINE MONTHS OF FISCAL 1994

Services revenue for the first nine months of fiscal 1995 was $31,114,000 compared to $23,924,000 for the same period in fiscal 1994, a $7,190,000 or 30.1% increase. The services revenue increase was primarily due to increases in customer care systems training, retail consulting services, and seminar-based retail training for an expanded automotive client base. The Company believes the increase in these services is due in part to the competitive nature of the automotive industry and the continued emphasis clients have placed on customer satisfaction and process improvement to achieve competitive advantage.

Products revenue for the first nine months of fiscal 1995 was $6,897,000 compared to $7,185,000 for the same period in fiscal 1994, a $288,000 or 4.0% decrease. The products revenue decrease was primarily due to a reduction in the average price per unit as part of a long-term agreement.

The Cost of Services as a percent of services revenue was approximately the same for the first nine months of fiscal 1995, 75.8%, compared to 75.3% for the first nine months of fiscal 1994.

The Cost of Products as a percent of products revenue decreased for the first nine months of fiscal 1995 to 87.4% from 90.3% for the same period in fiscal 1994. The principal reason for this decrease was production efficiencies realized in the current period and first year program development costs incurred in the prior year.

Account Service Expense increased for the first nine months of fiscal 1995 by approximately $1,076,000 or 44.3% to $3,506,000 compared to $2,430,000 for the same period in fiscal 1994. This increase was primarily due to increased payroll and related expenses for new staff required to support higher revenue volume and increased proposal activity.

FIRST NINE MONTHS OF FISCAL 1995 COMPARED TO FIRST NINE MONTHS OF FISCAL 1994 - CONTINUED

General and Administrative expenses for the first nine months of fiscal 1995 increased approximately $222,000 or 8.7% to $2,770,000 from $2,548,000 in the comparable period in fiscal 1994. The increase is primarily attributable to additional expenses to develop client-based information systems, enhance internal processes and capabilities, and for outside consulting services.

Total Account Service Expense and General and Administrative expense as a percent of total revenue was approximately the same for the first nine months of fiscal 1995, 16.5%, as the first nine months of fiscal 1994, 16.0%.

Interest Income, predominately from tax-exempt investments, was $168,000 for the first nine months of fiscal 1995 compared to $98,000 for the same period in fiscal 1994. This increase is due to the Company's improved cash position and higher short-term interest rates.

Other Expense of approximately $366,000 in the first nine months of fiscal 1995 represents expenses incurred for the evaluation of merger proposals from Automatic Data Processing, Inc. (NYSE:AUD) and Westcott Communications, Inc. (NASDAQ:WCTV). Evaluation of the merger proposals is ongoing by the Company. The Company expects to incur a comparable amount of merger related expenses in the fourth quarter of fiscal 1995.

Income taxes increased $188,000 in the first nine months of fiscal 1995 to $767,000 from $579,000 in fiscal 1994. The increase is due to higher income before merger related expenses and taxes in the first nine months of fiscal 1995 and no tax benefit recorded for merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1995, the Company had working capital of approximately $11,128,000, which included a cash balance of $7,336,000. The Company's primary need for cash is to support its ongoing operating activities. The Company's primary sources of liquidity are cash provided from operations and a $7,500,000 unsecured line of credit arrangement at Comerica Bank. Under the line of credit arrangement which expires on September 1, 1995, and is expected to be renewed, Company borrowings bear interest at .25% over the prime rate. At May 31, 1995, the Company had no balance outstanding under its line of credit. The Company believes that such sources are adequate to meet its cash and working capital needs.

During the first nine months of fiscal 1995, the Company had a net increase in cash of approximately $2,192,000. Cash provided by operating activities amounted to $2,481,000, due primarily to improved cash collections on the Company s higher revenue base and an increase in accounts payable and accrued expenses; partially offset by the funding of a retirement benefit. Cash used for capital expenditures totaled $16,000, and cash used for dividend payments amounted to $273,000.

                                    PART II



OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)       EXHIBITS:

                   10(a) Second Amendment to Amended and Restated Revolving Credit Loan Agreement, dated May 4, 1995, by and between Sandy Corporation and Comerica Bank.

                   27        Financial Data Schedule for the Quarter Ended May
                             31, 1995.

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


                                         Sandy Corporation
                                         (Registrant)



DATE:  July 12, 1995                     By:/s/WILLIAM H. SANDY
       -------------                        ------------------------
                                         William H. Sandy
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         By:/s/RAYMOND A. KETCHLEDGE
                                            ------------------------
                                         Raymond A. Ketchledge
                                         President and
                                         Chief Operating Officer

                                         By:/s/JOHN G. ZIMMERMAN
                                            ------------------------
                                         John G. Zimmerman
                                         Group Vice President and
                                         Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                          Description
- -------                         -----------


10(a) Second Amendment to Amended and Restated Revolving Credit Loan Agreement, dated May 4, 1995, by and between Sandy Corporation and Comerica Bank.

27         Financial Data Schedule for the Quarter Ended May 31, 1995.