Form 10-K405
period 1995-08-31
SANDY CORP
filed 1995-11-03
CIK 778107

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X]      Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended AUGUST 31, 1995 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from         to        .

COMMISSION FILE NUMBER 1-8996

                               SANDY CORPORATION
             (Exact name of registrant as specified in its charter)

            Michigan                                        38-1953934
    (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification No.)


1500 West Big Beaver Road, Troy, Michigan                     48084
  (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (810) 649-0800

          Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange on
        Title of each class                             which registered
-----------------------------------              -----------------------------
  Common Stock, Par Value $0.01                      American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [X].        No  [  ].

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $19,056,644 as of October 18, 1995.

The registrant had 2,326,783 shares of Common Stock outstanding as of October 18, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE



None.

                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I.

           Item 1.   Business                                                                   4
           Item 2.   Properties                                                                 9
           Item 3.   Legal Proceedings                                                         10
           Item 4.   Submission of Matters to a Vote
                        of Security Holders                                                    11

PART II.

           Item 5.   Market for Registrant's Common
                        Equity and Related Stockholder Matters                                 12
           Item 6.   Selected Financial Data                                                   13
           Item 7.   Management's Discussion and Analysis of
                        Financial Condition and Results of
                           Operations                                                          15
           Item 8.   Financial Statements and Supplementary Data                               19
           Item 9.   Changes in and Disagreements With Accountants
                        on Accounting and Financial Disclosure                                 20

PART III.

           Item 10.  Directors and Executive Officers of the Registrant                        21
           Item 11.  Executive Compensation                                                    24
           Item 12.  Security Ownership of Certain Beneficial Owners
                        and Management                                                         31
           Item 13.  Certain Relationships and Related Transactions                            33

PART IV.

           Item 14.  Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K.                                                  35

SIGNATURES                                                                                     40

                                    PART  I.




ITEM 1.    BUSINESS



GENERAL

        Sandy Corporation, (the "Company"), is a full-service performance improvement company that provides training, communication, and marketing support products and services for major corporations. The Company was incorporated under the laws of the State of Michigan in 1971. The Company provides many products and services to groups, divisions, and departments within General Motors Corporation ("GM"), which accounted for approximately 49%, 53%, and 57% of the Company's revenue during the fiscal years ended August 31, 1995, 1994, and 1993, respectively. The Company provides services to groups, divisions, and departments within Ford Motor Company ("Ford"), which accounted for approximately 32%, 31%, and 21% of the Company's revenue during the fiscal years ended August 31, 1995, 1994, and 1993, respectively. Loss of revenue for services provided to either of the above entities could have a material adverse impact on the Company's revenue and results of operations.


PRODUCTS AND SERVICES


        The Company's products and services are specifically designed to provide the Company's clients with enhanced management and employee performance and, thereby, competitive advantage. The Company's clients principally operate in the automotive industry. Other clients over the years have included companies involved in communications, computer/electronics, consumer non-durable products, health care, home appliance, hotel, manufacturing, motorcycle, and retail industries. The Company offers expertise primarily in management education, customer satisfaction enhancement, sales training, product training, technical training, quality systems, process improvement, and marketing services, and utilizes its expertise in these areas to deliver training programs and related services through a wide range of media, such as audio, televised and printed materials, classroom instruction, conferences, meetings, and seminars.

        The Company's business is often conducted through an integrated process that progresses from consulting research and analysis, to the design and development of business solutions, to the implementation of those solutions by a variety of methods and media and to the evaluation (when appropriate) of the effectiveness of those programs. Although not all projects require each of these four performance improvement services, many projects require one or a combination of these services which may overlap substantially. Clients are generally offered the full range of the Company's services. These activities are described in greater detail below.

     1. Research and Analysis. The Company's account executives, consultants, and planners work closely with clients to analyze strategic objectives, which may include improved business processes, customer satisfaction, market share, professionalism, profitability, productivity, or other goals. The Company then works to define the level of human and process performance that would help achieve such objectives.

     2. Design and Development of Performance Improvement Solutions. The Company's instructional systems designers, researchers, writers, and subject matter experts design curriculum or marketing materials and program content to meet client needs. These individuals have specialized capabilities and expertise in several functional areas, which include among others:

          Customer Satisfaction Education -- the teaching of standards based, customer-sensitive performance approaches to retail and wholesale employees, which can take the form of classroom instruction or media-based courses, measurement, and reinforcement programs.

          Customer Satisfaction Tools -- glove-box portfolios that assist in developing improved customer handling, relations, and retention during the delivery process and throughout the ownership period.

          Cultural Change Processes -- the application of analysis instruments for determining specific needs and the introduction of systemic approaches toward envisioning and reaching elevated goals and objectives.

          Management Education -- the improvement of management skills in such areas as strategy, planning, directing, monitoring, motivating, and evaluating results.

          Sales Training -- the improvement of the front-line salesperson by teaching fundamentals and advanced specific techniques of the sales transaction.

          Product Training -- teaching salespeople about their products to enable them to present and sell features, benefits, and competitive advantages to customers. This training is at times related to point-of-purchase video and other means of visual support to help the customer understand product technologies and values not readily observable on the salesroom floor.

          Technical Training -- teaching technicians the principles of problem diagnosis, product repair and maintenance, and customer satisfying behaviors.

          Process Improvement -- the analysis of business processes, using techniques such as process mapping; the identification of "best practices" through benchmarking; the creation of performance standards; and employee involvement concepts.

          Sales Promotion -- the development of marketing support tools and aids. These often are designed to reinforce training principles and sales activities that are focused on customer satisfaction and performance improvement.

        The skills described above can be combined into an integrated system when a client desires coordinated improvement in performance at a number of organizational levels and/or geographically-dispersed sales and customer service locations.

        3. Implementation. The Company's staff assists in the selection and design of appropriate methods for delivery of the client's program. The Company is experienced in the delivery of training and information through a variety of communication media, such as television, print, and audio media, classroom training, publications, self-directed learning systems, and customer satisfaction products and services.

        The Company's media capabilities include:

          Video -- this medium has applicability in a number of training situations, particularly when communication speed, equipment portability, and equipment affordability are important.

          Conferences, Meetings, and Seminars -- the Company designs and produces conferences and meetings for its clients, which combine various elements of motivation and business information.

          Slides, Audio, and Printed Materials -- the Company utilizes these traditional communication media in a number of business applications. Computer generated slides permit fast turnaround of visual material, and lightweight slidefilm cassette equipment makes this instructional method particularly useful for retrieval at a work station. Audiocassettes are useful in a number of contexts, including making better use of automotive travel time. Printed publications are a relatively inexpensive means of reaching a wide audience.

          Satellite Television -- the Company believes that developing and producing programming for satellite television communication represents an area of business opportunity, as corporations increasingly consider using live, interactive satellite networks linking their headquarters, operating units, branch offices, and other locations.

          Classroom -- The Company conducts classes and other courses in Sales, Service, and Parts Operations. This includes seminars for sales and service advisors, dealer operations, internal control, management development, inventory management, and customer satisfaction techniques, many of which are delivered at client sites.

        4. Evaluation. When engaged to do so, the Company will evaluate the results of the training and communication programs developed for its clients. Toward that end, the Company has developed and used procedures and survey materials which embody a number of instructional and operational criteria.

        The Company buys various raw materials and contracts with various suppliers in connection with the production of the physical elements (such as microcomputer diskettes, videocassettes, videodiscs, audio tapes, slides, and printed materials) of its teaching, training, and communication systems and products. Substantially all of such raw materials and physical elements are generally available from a number of suppliers.

COMPETITION

     The Company provides a broad range of services and products which compete with many other businesses in various commercial categories, such as consulting companies, employee training firms, marketing services companies, and other training and communications specialists. Most major corporate customers have internal facilities and also engage outside firms to provide consulting, training, and/or communication assistance. In addition, the Company competes with numerous organizations, some of which are substantially larger than the Company, which provide consulting, training, and/or communication products and services. The Company also competes with advertising agencies, incentive fulfillment, and marketing services organizations which in many cases have well established relationships with the Company's clients or potential clients. The Company believes there are no dominant companies in any of the markets in which it competes. The Company believes the major competitive factors with respect to its products and services are quality, value, creativity, and client service.

     The automotive industry is the major industry in which the Company competes. The Company's revenues from services provided to this industry are dependent on such factors as new product introductions and the industry's attention to process improvement and customer satisfaction.


MARKETING

     The Company markets its custom products and services to clients through a staff of account executives, who are assigned to different client and industry groups. These account executives provide in-depth support to the various groups, departments, and divisions which comprise the Company's clients, make proactive recommendations and/or bid on new projects for existing clients, and solicit new clients. Services to clients are generally provided pursuant to project purchase orders or other contractual arrangements.

     Services are generally provided on a fixed price basis under individual purchase orders, many of which are obtained on a bid basis. Included are service and technical training, customer satisfaction training, management training, sales training, business meetings, sales promotion, and marketing services.

     Products and services for major corporate customers principally include companies in the automotive industry. Over the years, the Company has also served clients in the communications, consumer non-durable products, computer/electronics, healthcare, home appliance, hotel, manufacturing, motorcycle, and retail industries. They are provided on a custom project basis through account executives who are responsible for developing and servicing accounts in such industries.

     In addition to the Company's headquarters in Troy, Michigan, the Company also maintains an office in Irvine, California, to serve its clients in the western United States.

     At August 31, 1995, the Company had a backlog of orders of $39,402,000, as compared to $38,386,000 at August 31, 1994 and $41,903,000 at August 31, 1993.
Of the $39,402,000 in backlog at August 31, 1995, approximately $27,100,000 is expected to be recognized in revenue over the next 12 months. Of the total backlog at August 31, 1994 and August 31, 1993, the amount of revenue that was expected to be recognized in revenue over the next 12 months was

$24,700,000 and $23,895,000, respectively. Virtually all of the Company's orders are subject to cancellation at the option of the client.

PERSONNEL

     As of August 31, 1995, the Company had 157 full-time employees. In addition, the Company employs a number of part-time employees and engages a number of independent contractors in connection with the production and delivery of its products and services. During fiscal year 1995, the Company's direct payroll costs for its full-time employees were approximately $10,894,000; the Company also paid $645,000 to part-time employees.

     None of the Company's full-time employees are currently represented by any labor union. Management believes that employee relations are generally good.

     In its production of live and recorded performances, the Company engages various artists and other production personnel. Such engagements are typically made pursuant to various union contracts to which the Company is a party or with which the Company otherwise complies.

MERGER WITH AUTOMATIC DATA PROCESSING, INC.

     On August 22, 1995, the Company signed a definitive merger agreement with Automatic Data Processing, Inc. ("ADP") (NYSE:AUD) valued at approximately $30 million. If the merger is consummated, the Company's shareholders will receive approximately $12 worth of ADP stock for each share of the Company's stock.
The exchange ratio will be determined by the average of the daily closing sale prices of ADP common stock for the ten consecutive full trading days prior to the completion of the merger, but the ratio will not adjust more than 10% up or down from 5.441 Sandy shares for each ADP share.

     The merger, intended to qualify as a tax-free "pooling of interests" transaction, is subject to approval by the Company's shareholders. The final exchange ratio is subject to pricing adjustment based upon ADP's stock price for a period immediately prior to the closing. The Company is preparing a proxy statement for shareholder consideration.

ITEM 2.   PROPERTIES


     The Company entered into a lease agreement for its Troy, Michigan, headquarters, effective February 1, 1994, with the landlord, 1500 Limited Partnership, a limited partnership owned by certain shareholders of the Company, which include William H. Sandy, the George J. Forrest Trust, Alan V. Kidd, Alan M. Sandy, Lewis G. Sandy, and certain other shareholders of the Company. The agreement was approved by the disinterested members of the Company's Board of Directors. The lease, which will expire on May 31, 2006, covers approximately 63,000 square feet. The lease provides for gross lease payments by the Company ranging from $94,000 to $102,000 per month over the lease term, plus increases in certain operating costs on a pass-through basis. The lease provides a $500,000 allowance for building improvements paid by the Partnership over the lease term and another $100,000 for improvements after February 1, 2000. There are no options to renew the lease after May, 2006. Sandy's option (which option would have been exercisable through September 1, 1995) under Section 36 of the Lease to reduce the size of the leased premises by up to approximately 7.6% has been waived.

     In connection with the proposed merger with ADP, the lease agreement, dated February 1, 1994, between Sandy and 1500 Limited Partnership pertaining to Sandy's Troy, Michigan headquarters (the "Lease") will be amended effective at the closing date in the following manner: (i) an additional improvements allowance of $200,000 will be made available to the corporation surviving the merger (the "Surviving Corporation") immediately after the closing date and until December 31, 1996; (ii) the availability of the last $100,000 of the improvements allowance under the Lease will be accelerated from February 1, 2000 to the closing date so that the $100,000 allowance will be available immediately after the closing date and until December 31, 1996; (iii) the Surviving Corporation will be permitted to self-insure under Sections 11.2, 11.3, 11.4, and 11.5 of the Lease in accordance with ADP's standard policy. In connection with the effectiveness of such amendment to the Lease, ADP will guarantee the Surviving Corporation's obligations under the Lease after the closing date.

       In June, 1992, the Company sublet approximately 14,000 square feet of its corporate office space to Henry Ford Health System and Henry Ford Health System/In-Vitro Fertilization of Australia Partnership. These sublease agreements were terminated as of February 1, 1994, in conjunction with the new corporate headquarters' lease agreement.

       The Company leases approximately 10,000 square feet of space in Irvine, California pursuant to a lease that expires in January, 1998. This facility is used as office/conference space for the professional staff that permanently reside in California.

       The above-noted leased properties are presently adequate to meet the Company's facility needs with sufficient excess capacity to meet normal customer demands. Although the Company has no renewal options for any of its facilities, management believes that the same or substitute facilities may be obtained at comparable costs.

ITEM 3.      LEGAL PROCEEDINGS



The Company has no significant litigation pending against it.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



No matters were submitted to shareholders during the fourth quarter ended August 31, 1995.

                                    PART II.




ITEM 5.      MARKET FOR REGISTRANT'S COMMON
             EQUITY AND RELATED STOCKHOLDER MATTERS



       The Company's common stock is listed on the American Stock Exchange. Its trading symbol is SDY.


       Sandy Common Stock Sales Prices and Dividends

                                                Dividends
 Fiscal 1994              High       Low        Declared
 -----------              ----       ---        --------
 1st Quarter            $6-5/8     $4-5/8        $0.03
 2nd Quarter             7-1/4      5-5/8        $0.03
 3rd Quarter             9-3/8      5-5/8        $0.03
 4th Quarter             8-3/8      5-5/8        $0.04


                                                Dividends
 Fiscal 1995              High       Low        Declared
 -----------              ----       ---        --------
 1st Quarter             $8-3/8    $5-7/8        $0.04
 2nd Quarter              8         5-5/8        $0.04
 3rd Quarter             10         7            $0.04
 4th Quarter             11-7/8     9-3/4        $0.04


      Consent was obtained from Comerica Bank for declaration and payment of dividends during fiscal 1995 and fiscal 1994.

      In connection with the proposed merger with ADP, the Company is not permitted to declare, set aside, or pay any dividend or other distribution in respect of its capital stock during the period from the date of the Merger Agreement (August 22, 1995) until the termination of the Merger Agreement.

      The number of shareholders of record as of October 18, 1995 was 202.

ITEM 6.    SELECTED FINANCIAL DATA


           The table below sets forth selected consolidated financial data of the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Report. The selected financial data as of August 31, 1995, 1994, 1993, 1992 and 1991 and for each of the years then ended are derived from the Company's financial statements for such years.

                                                           Year Ended August 31
                                         --------------------------------------------------------
                                           1995      1994       1993      1992        1991
                                           ----      ----       ----      ----        ----
                                                (Amounts in thousands, except per share data)
INCOME STATEMENT DATA:
Revenue                                  $ 50,247  $ 42,866   $ 34,975   $ 37,768   $ 34,866

Costs and expenses                         47,412    40,442     33,153     35,190     33,629
                                         --------  --------   --------   --------   --------
   Operating income                         2,835     2,424      1,822      2,578      1,237
 Other income (expense), net                 (407)      141        118         (2)      (387)
                                         --------  --------   --------   --------   --------
   Income before income taxes and
     cumulative effect of change in
     accounting principle                   2,428     2,565      1,940      2,576        850
Income taxes                                1,044       890        618        771         63
                                         --------  --------   --------   --------   --------
   Income before cumulative effect
     of change in accounting principle      1,384     1,675      1,322      1,805        787
   Cumulative effect of the change in
     accounting for income taxes              -         -          -          164         -

Net Income                               $  1,384  $  1,675   $  1,322   $  1,969   $    787
                                         ========  ========   ========   ========   ========

Net Income per common share:
   Income before cumulative effect
     of change in accounting principle   $   0.58  $   0.71   $   0.57   $   0.78   $   0.35
   Cumulative effect of change in
     accounting principle                    -         -          -          0.07         -
                                         --------  --------   --------   --------   --------
Net Income per share(1)                  $   0.58  $   0.71   $   0.57   $   0.85   $   0.35
                                         ========  ========   ========   ========   ========

Cash dividends per share                 $   0.16  $   0.13   $   0.09   $   0.00   $   0.00
                                         ========  ========   ========   ========   ========



(1) Based on weighted average common and common equivalent shares. See Note H of Notes to Consolidated Financial Statements.

                                                           Year Ended August 31
                                          ------------------------------------------------------
                                               1995      1994      1993      1992        1991
                                          -----------   -------  --------  --------  -----------
                                                                (Amounts in thousands)

BALANCE SHEET DATA:
Working Capital                          $   11,382 $  10,118 $   9,039 $   7,740 $     5,122
Total Assets                                 22,882    20,342    18,392    15,548      12,746
Deferred income taxes                          (201)     (298)     (199)      (59)         15
Long-term debt                                    0         0         0         0          17
Stockholders' equity                         12,097    10,965     9,615     8,498       6,419

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

    Services revenue for fiscal 1995 was $40,912,000 compared to $33,102,000 in fiscal 1994, a $7,810,000 or 23.6% increase. The services revenue increase was primarily due to increases in customer relationship training, process change and re-engineering principles training, seminar-based retail training, and other retail consulting services for an expanded automotive client base. This increase was delivered through increased classroom training participation, regional meetings and conferences, and the use of the Company's wide range of media capabilities. The Company believes this increase is due in part to the intensified recognition by new and existing automotive clients of the strategic relationship between customer care, process re-engineering and competitive advantage.

    Products revenue for fiscal 1995 was $9,336,000 compared to $9,764,000 in fiscal 1994, a $428,000 or 4.4% decrease. Products revenue was impacted by a reduction in the average price per unit for some of the Company's products as a result of the Company entering into a long-term agreement, as well as a reduction in units shipped caused by reduced vehicle production at another of the Company's automotive clients.

    The Cost of Services as a percent of services revenue for fiscal year 1995 was 75.7%, which is comparable to the fiscal 1994 percent of 75.6%.

    The Cost of Products as a percent of products revenue decreased in fiscal 1995 to 85.6% from 87.6% in fiscal 1994. The principal reasons for this decrease are production efficiencies realized in fiscal 1995 and first year program development costs incurred in the prior year. The rate of decline in Cost of Products in the future is not expected to continue at the rate realized in the current year.

    Account Service Expense in fiscal 1995 increased approximately $1,374,000, or 39.2%, to $4,877,000, compared to $3,503,000 in fiscal 1994. This increase is primarily due to increased payroll and related expenses for new staff required to support higher revenue volume and increased proposal activity.

    General and Administrative expenses in fiscal 1995 increased approximately $210,000, or 6.2%, to $3,585,000 from $3,375,000 in fiscal 1994. The increase is primarily attributable to research and development expenses for client-based information systems, enhanced media capabilities, and internal process development.

    Total Account Service Expense and General and Administrative expense as a percent of total revenue increased in fiscal 1995 to 16.8% from 16.0% in fiscal 1994.

    Operating Income in fiscal 1995 of $2,835,000 compared to $2,423,000 in fiscal 1994 is an improvement of $412,000 or 17%. This is due to increased revenues and slightly higher profit margins, partially offset by higher Account Service Expense and General and Administrative expenses.

    Interest Income, predominately from tax-exempt investments, was $243,000 in fiscal 1995 compared to $141,000 in fiscal 1994. This increase is due to the Company's improved cash position throughout fiscal 1995 and higher short-term interest rates in the current year.

    Other Expense of approximately $650,000 in fiscal 1995 represents valuation and other related expenses due to merger proposals from Automatic Data Processing, Inc. (NYSE:AUD) and Westcott Communications, Inc. (NASDAQ:WCTV).
In August, 1995, the Company signed a definitive merger agreement with Automatic Data Processing, Inc. The Company expects to incur additional merger expenses in excess of $200,000 through the completion of the transaction.

    Income Taxes increased $154,000 in fiscal 1995 to $1,044,000 from $890,000 in fiscal 1994. This increase is due to higher income before taxes and merger related expenses in fiscal 1995 and no tax benefit recorded for merger related expenses.

FISCAL 1994 COMPARED TO FISCAL 1993

    Services revenue for fiscal 1994 was $33,102,000 compared to $28,046,000 in fiscal 1993, a $5,056,000 or 18.0% increase. The services revenue increase was primarily due to increases in process improvement, retail training, consulting services, and customer satisfaction education services for an expanded automotive client base. The Company believes the increase in these services is due in large part to improved conditions in the automotive industry and the increased importance clients have placed on customer satisfaction and competitive advantage.

    Products revenue for fiscal 1994 was $9,764,000 compared to $6,930,000 in fiscal 1993, a $2,834,000 or 40.9% increase. The products revenue growth was due to increased unit volume associated with the inclusion of the Company's products in a wider range of vehicles. This was partially offset by a decrease in the average price per unit due to a reduction in the average content in the Company's products.

    The Cost of Services for fiscal year 1994 was $25,011,000 (75.6% of sales), an increase of $4,397,000 or 21.3% compared to $20,614,000 (73.5% of sales) in fiscal 1993. The principal reason for the increase in Cost of Services as a percent of sales is lower profitability on some of the Company's projects for automotive clients, offset partially by improved efficiencies within the Company's creative staff.

    The Cost of Products for fiscal year 1994 was $8,553,000 (87.6% of sales), an increase of $2,662,000 or 45.2% compared to $5,891,000 (85.0% of sales) in fiscal 1993. The principal reason for the increase in Cost of Products as a percent of sales is lower margins as part of obtaining a long-term contract.

    Account Service Expense of $3,503,000 in fiscal 1994 decreased by $200,000 or 5.4% from fiscal 1993. The decrease was primarily due to lower proposal expenditures in fiscal 1994.

    General and Administrative expenses of $3,375,000 in fiscal 1994 increased by $431,000 or 14.6% from fiscal 1993. The increase is primarily attributable to additional expenses for outside services related to marketing, potential acquisitions, and other consulting services.

    The Operating Income in fiscal 1994 of $2,423,000 compared to $1,822,000 in fiscal 1993 is an improvement of $601,000. This is due to increased revenues and lower Account Service Expense, partially offset by lower profit margins and higher General and Administrative expenses.

    Interest Income was $141,000 in fiscal 1994 compared to $118,000 in fiscal 1993. This increase is due to a higher average level of investment and higher short-term interest rates in the latter part of fiscal 1994.

    Income Taxes of $890,000 in fiscal 1994 increased by $272,000 compared to $618,000 in fiscal 1993. The increase is primarily due to higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal 1995, operating activities generated $4,280,000 in cash as compared to fiscal 1994 when these activities used $482,000 in cash. The increase in cash flows from operating activities is primarily due to improved cash collections on the Company's higher revenue base and an increase in accounts payable and accrued expenses, partially offset by the funding of a previously accrued employee benefit.

      Cash used in investing activities was $42,000 in fiscal 1995, a decrease of $200,000 from fiscal 1994. This decrease is due to funds used for a term loan agreement with a third party supplier in the prior year.

      During fiscal 1995, the Company's financing activities used $512,000 in cash as compared to $325,000 in fiscal 1994. In fiscal 1995, the Company used $306,000 to repurchase a portion of shares issued upon exercise of stock options, as allowed for in the stock option agreement, to satisfy the Company's income tax withholding obligation with respect to the stock options. This was partially offset by $160,000 in proceeds from the exercise of these stock options.

      At August 31, 1995, the Company had working capital of approximately $11,382,000, including a cash balance of $8,870,000. The Company's primary need for cash is to support its ongoing operating activities. The Company's primary sources of liquidity are cash provided from operations and a $7,500,000 line of credit arrangement at Comerica Bank. The Company believes that such sources are adequate to meet its cash and working capital needs.

      Under the line of credit arrangement which expires on December 31, 1995, Company borrowings bear interest at prime plus .25%. The Company is subject to certain financial covenants under this arrangement. These covenants include requirements to maintain minimum levels of working capital and tangible net worth, maximum debt to net worth ratios, and restrictions on the declaration of dividends. The Company has met all of these financial covenants and received consent from Comerica Bank for declaration and payment of dividends at a quarterly rate of four cents during fiscal 1995.


EFFECT OF INFLATION


      The Company does not believe that inflation has had a material effect on the results of its operations in the past three fiscal years.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                     INDEX

                                                                              PAGE NO.
                                                                              --------
             Independent Auditors' Report                                        F-1
             Consolidated Balance Sheets                                         F-2
             Consolidated Statements of Earnings                                 F-3
             Consolidated Statements of Changes in                               F-4
               Stockholders' Equity
             Consolidated Statements of Cash Flows                               F-5
             Notes to Consolidated Financial Statements                          F-7
             Supplementary Financial Information - Selected                     F-15
               Quarterly Financial Data

INDEPENDENT AUDITORS' REPORT




Board of Directors
Sandy Corporation
Troy, Michigan


We have audited the accompanying consolidated balance sheets of Sandy Corporation as of August 31, 1995 and 1994, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended August 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sandy Corporation as of August 31, 1995 and 1994, and the results of its operations, changes in stockholders' equity and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Detroit, Michigan
October 18, 1995

                               SANDY CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                             AUGUST 31
                                       ----------------------
   ASSETS                               1995        1994
--------------                         ---------  -----------
CURRENT ASSETS:
  Cash                                $ 8,870,195 $ 5,144,490
  Accounts receivable:
       Billed (Note B)                  6,347,132   7,225,683
       Unbilled                         5,379,038   5,011,922
  Inventories                             643,978     787,204
  Prepaid Income taxes                     21,791           0
  Other current assets                    345,791     610,116
  Deferred taxes on income (Note D)       320,000     492,000
          TOTAL CURRENT ASSETS        ----------- -----------
                                       21,927,925  19,271,415

OTHER ASSETS                              289,266     228,553


LEASEHOLD IMPROVEMENTS, EQUIPMENT,
  FURNITURE AND FIXTURES
       Leasehold improvements             733,955     731,168
       Equipment                        1,813,628   1,774,969
       Furniture and fixtures           2,634,444   2,633,488
                                      ----------- -----------
                                        5,182,027   5,139,625

       Less accumulated depreciation   (4,517,512) (4,298,060)
           and amortization           ----------- -----------
                                          664,515     841,565


TOTAL ASSETS                          $22,881,706 $20,341,533
                                      =========== ===========


                                                            AUGUST 31
                                                      ---------------------
      LIABILITIES AND STOCKHOLDERS' EQUITY               1995        1994
   ----------------------------------------           ---------   ---------
   CURRENT LIABILITIES:
     Accounts payable                               $ 4,212,439 $ 3,195,628
     Accrued expenses                                   756,644     809,140
     Accrued compensation                             1,253,074   1,655,378
     Advance billings to customers                    4,323,455   3,370,826
     Income taxes payable                                     0     122,210
                                                    ----------- -----------
                     TOTAL CURRENT LIABILITIES       10,545,612   9,153,182


   OTHER LIABILITIES                                    120,371      29,510


   DEFERRED TAXES ON INCOME (Note D)                    119,000     194,000
                                                    ----------- -----------

                     TOTAL LIABILITIES               10,784,983   9,376,692
                                                    ----------- -----------

   STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01; authorized
       8,000,000 shares, issued and outstanding
       2,326,783 shares at August 31, 1995 and
       2,273,292 shares at August 31, 1994               23,268      22,734
     Additional paid-in capital                       9,291,200   8,924,852
     Retained earnings                                2,782,255   2,017,255
                     TOTAL STOCKHOLDERS' EQUITY     ----------- -----------
                                                     12,096,723  10,964,841
                                                    ----------- -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $22,881,706 $20,341,533
                                                    =========== ===========


See notes to consolidated financial statements.



                               SANDY CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Year Ended August 31
                                                -----------------------------------------
                                                   1995          1994            1993
                                                -----------   -----------    ------------
Revenue:
   Services                                     $40,911,591   $33,101,894    $ 28,045,724
   Products                                       9,335,606     9,763,658       6,929,518
                                                -----------   -----------    ------------
                                                 50,247,197    42,865,552      34,975,242

Costs and Expenses:
   Cost of Services                              30,955,361    25,011,323      20,614,433
   Cost of Products                               7,994,517     8,553,456       5,891,213
   Account Service Expense                        4,876,995     3,502,813       3,703,418
   General and Administrative                     3,585,292     3,374,730       2,944,022
                                                -----------   -----------    ------------
                                                 47,412,165    40,442,322      33,153,086
                                                -----------   -----------    ------------

          OPERATING INCOME                        2,835,032     2,423,230       1,822,156

Other income (expense):
    Interest income                                 242,685       141,490         118,073
    Other expense (Note J)                         (650,057)            0               0
                                                -----------   -----------    ------------
                                                   (407,372)      141,490         118,073

          INCOME BEFORE INCOME TAXES              2,427,660     2,564,720       1,940,229

Income taxes (Note D)                             1,044,000       890,000         618,000
                                                -----------   -----------    ------------

          NET INCOME                            $ 1,383,660   $ 1,674,720   $   1,322,229
                                                ===========   ===========   =============

Net Income per common share                           $0.58         $0.71           $0.57
                                                ===========   ===========   =============

Weighted average common and
   common equivalent shares outstanding           2,369,268     2,345,897       2,334,493
                                                ===========   ===========   =============


See notes to consolidated financial statements.

                               SANDY CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   Years ended August 31, 1995, 1994 and 1993

                                            ADDITIONAL     RETAINED       STOCK-
                                   COMMON    PAID-IN       EARNINGS      HOLDERS'
                                   STOCK     CAPITAL      (DEFICIT)       EQUITY
                                   -----     -------       -------       -------

Balance, August 31, 1992        $  22,781   $ 8,953,464   $  (478,604)     $ 8,497,641

Cash dividends declared                 0             0      (205,028)        (205,028)

Net income                              0             0     1,322,229        1,322,229
                                ---------   -----------   -----------      -----------
Balance, August 31, 1993           22,781     8,953,464       638,597        9,614,842

Cash dividends declared                 0             0      (296,062)        (296,062)

Repurchase of common stock            (47)      (28,612)            0          (28,659)
     (Note I)

Net income                              0             0     1,674,720        1,674,720
                                ---------   -----------   -----------     ------------
Balance, August 31, 1994           22,734     8,924,852     2,017,255       10,964,841

Cash dividends declared                 0             0      (365,878)        (365,878)

Exercise of options for 80,000        800       159,200             0          160,000
   shares of Common Stock
   (Note H)

Repurchase of common stock           (266)      (52,952)     (252,782)        (306,000)
     (Note I)

Tax Benefit Relating to Stock           0       260,100             0          260,100
   Options Exercised

Net income                              0             0     1,383,660        1,383,660
                                ---------   -----------   -----------     ------------

Balance, August 31, 1995        $  23,268   $ 9,291,200   $ 2,782,255      $12,096,723
                                =========   ===========   ===========      ===========



See notes to consolidated financial statements.

                               SANDY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED AUGUST 31
                                                                  -------------------------------------
                                                                       1995          1994          1993
                                                                  ---------      --------     ---------

OPERATING ACTIVITIES:
   Net income                                                   $ 1,383,660   $ 1,674,720   $ 1,322,229
   Adjustments to reconcile net
      income to net cash provided by
         operating activities:
      Depreciation and amortization                                 219,452       402,390       455,865
      Deferred income taxes                                          97,000       (99,000)     (140,000)
      Amortization of deferred gain                                       0             0       (38,500)
      Pension accrual                                              (652,650)       87,450        83,280
      Tax benefit from exercise of stock options                    260,100             0             0
      Changes in operating assets
         and liabilities:
         (Increase) decrease in accounts receivable                 511,435    (3,440,261)    1,258,160
         (Increase) decrease in inventories                         143,226       706,583      (682,761)
         (Increase) decrease in other assets                        264,325      (163,060)      (92,697)
         Increase in long-term assets                               (60,713)      (28,553)            0
         Increase in accounts payable and
           accrued expenses                                       1,214,661       196,522        30,199
         Increase (decrease) in income taxes payable               (144,001)        9,991        66,787
         Increase in advanced billings
            to customers                                            952,629       142,009     1,706,440
         Increase in long-term liabilities                           90,861        29,510             0
                                                                  ---------      --------     ---------

   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                        4,279,985      (481,699)    3,969,002
                                                                  ---------      --------     ---------

INVESTING ACTIVITIES:
   Capital expenditures                                             (42,402)      (42,607)     (253,342)
   Term loan agreement                                                    0      (200,000)            0
                                                                  ---------      --------     ---------

   NET CASH USED IN INVESTING
      ACTIVITIES                                                    (42,402)     (242,607)     (253,342)
                                                                  ---------      --------     ---------

                               SANDY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED AUGUST 31
                                                      ---------------------------------------
                                                           1995         1994          1993
                                                      -----------   -----------   -----------
FINANCING ACTIVITIES:
   Principal payments under
      capital lease obligation                                  0             0       (17,157)
   Proceeds from exercise of
      stock options                                       160,000             0             0
   Repurchase of common stock                            (306,000)      (28,659)            0
   Dividends paid                                        (365,878)     (296,062)     (205,028)
                                                      -----------   -----------   -----------

        NET CASH USED IN
           FINANCING ACTIVITIES                          (511,878)     (324,721)     (222,185)
                                                      -----------   -----------   -----------

               NET INCREASE (DECREASE)
                  IN CASH                               3,725,705    (1,049,027)    3,493,475
CASH AT BEGINNING OF PERIOD                             5,144,490     6,193,517     2,700,042
                                                      -----------   -----------   -----------
CASH AT END OF PERIOD                                 $ 8,870,195   $ 5,144,490   $ 6,193,517
                                                      ===========   ===========   ===========

   Supplemental Disclosure of Cash Flow
      Information - Cash Paid During the Year
      for Income Taxes                                $   781,403   $   974,569   $   691,293
                                                      ===========   ===========   ===========



See notes to consolidated financial statements.

                               SANDY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED AUGUST 31, 1995, 1994, AND 1993



NOTE A - SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

         The consolidated financial statements include the accounts of Sandy Corporation (parent company) and its wholly owned Canadian subsidiary, Sandy Corporation of Canada. All material intercompany transactions and profits have been eliminated.


Cash

         The Company considers all securities with a maturity of three months or less at date of purchase to be cash.


Inventories

         Inventories represent finished goods and are stated at the lower of cost (first-in, first-out method) or market, net of a reserve for obsolete inventory of approximately $152,000, $172,000, and $118,000 at August 31, 1995, 1994, and 1993, respectively.


Leasehold improvements and equipment

         Leasehold improvements, equipment, furniture, and fixtures are stated at cost. Depreciation expense is computed using the straight-line and accelerated methods over periods from 3 to 15 years. Leasehold improvements are amortized over the term of the related leases.


Accretion

         A deferred gain, which arose from the sale and leaseback of the office building, was recognized ratably over the 10 years ending August 31, 1993.

Revenue recognition and billings

         The Company recognizes revenue with respect to services performed on a project basis as expenses are incurred. The Company recognizes revenue from product sales when the items are shipped. Amounts so recognized are accumulated in unbilled accounts receivable and billed periodically or at completion of the contract, depending upon the terms of the client's purchase order. Unbilled receivables are expected to be collected within one year.


Proposal costs

         The Company defers a portion of proposal costs based upon management's estimate of realizability utilizing historical successful bid award rates. These costs are expensed when the related revenue is recognized if the proposal is sold or when it no longer appears the Company will be awarded the work. The deferred proposal costs amounted to $47,000 and $39,000 at August 31, 1995 and 1994, respectively.


Earnings per share

         Computation of earnings per share for all periods presented is based on the weighted average shares and equivalents outstanding.


Income Taxes

         The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for temporary differences in reporting income and expenses for income tax and financial statement purposes and for the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.


Recent Accounting Pronouncements

         In December 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments". The pronouncement will not affect the operating results or financial position of the Company. The Company does not expect the future implementation of this pronouncement to produce fair values significantly different from the values included in the Company's financial statements. The Company will be required to adopt this statement for its fiscal year ending August 31, 1996.

NOTE B - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                            1995              1994           1993
                                                            ----              ----           ----
 Balance at beginning of year                            $ 36,000         $ 128,000       $164,000
 Provision for doubtful accounts                           14,000            11,000         40,000
 Write-off of doubtful accounts, net of recoveries
                                                           (5,000)         (103,000)       (76,000)
                                                         --------          --------       --------

 Balance at end of year                                  $ 45,000         $  36,000       $128,000
                                                         ========         =========       ========


NOTE C - NOTES PAYABLE TO BANK

         The Company had available at August 31, 1995, a $7,500,000 line of credit at 0.25% over the prime rate (8.75% at August 31, 1995). Advances under the line are unsecured subject only to certain financial covenants. These covenants include requirements to maintain minimum levels of working capital and tangible net worth, maximum debt to net worth ratios, and restrictions on the declaration of dividends. This line of credit arrangement expires on December 31, 1995. There were no borrowings under the line of credit at August 31, 1995 or August 31, 1994.


NOTE D - INCOME TAXES

         The provision for income taxes differs from the expected tax of $825,000 in 1995, $872,000 in 1994, and $660,000 in 1993 as computed by applying the United States federal income tax rate to income before income taxes for the following reasons:

                                                             1995           1994             1993
                                                             ----           ----             ----
 Tax at federal statutory rate                               34.0%          34.0%            34.0%

 Non-deductible trade or business expenses                   10.5%           1.2%             0.4%

 Tax-free interest income                                    (3.0%)         (1.7%)           (1.9%)

 Other                                                        1.5%           1.2%            (0.6%)
                                                             -----          -----            -----

 Tax at effective rate                                       43.0%          34.7%            31.9%
                                                             =====          =====            =====

The components of income taxes are:

                                                              1995         1994            1993
                                                              ----         ----            ----
 Currently payable                                        $  687,000     $ 989,000       $ 758,000
 Tax benefit from exercise of stock options
 (credited directly to Additional Paid-In Capital)           260,000             0               0
                                                          ----------     ---------       ---------
 Total Current Provision                                     947,000       989,000         758,000
 Deferred                                                     97,000       (99,000)       (140,000)
                                                          ----------     ---------       ---------
                                                          $1,044,000     $ 890,000       $ 618,000
                                                          ==========     =========       =========

The components of deferred income taxes are as follows:

                                                              1995         1994            1993
                                                              ----         ----            ----
 Depreciation and amortization                             $ (53,000)    $(37,000)      $ (68,000)
 Reserves not deductible in year provided                    150,000      (62,000)        (72,000)
                                                           ---------     --------       ---------
                                                           $  97,000     $(99,000)      $(140,000)
                                                           =========     ========       =========

Deferred tax assets (liabilities) are comprised of the following at August 31, 1995 and August 31, 1994:

Current:
                                                               8/31/95          8/31/94
                                                               -------          -------
      Employment contract                                      $      0         $192,000
      Reserves not deductible in year provided                  117,000           90,000
      Compensation accrual                                       91,000           74,000
      Inventory adjustments                                      81,000           99,000
      Lease transactions                                         38,000           50,000
      Other                                                      (7,000)         (13,000)
                                                               --------         --------
         Current deferred tax asset                            $320,000         $492,000
                                                               ========         ========


Noncurrent:

                                                                8/31/95          8/31/94
                                                                -------          -------
      Depreciation and amortization                           $(160,000)       $(214,000)
      Other                                                      41,000           20,000
                                                              ---------        ---------
           Noncurrent deferred tax liability                  $(119,000)       $(194,000)
                                                              =========        =========

NOTE E - RELATED PARTY TRANSACTIONS AND LONG-TERM DEBT

         The Company entered into a lease agreement for its Troy, Michigan headquarters, effective February 1, 1994, with the Landlord, 1500 Limited Partnership, a partnership comprised of certain shareholders of the Company. The lease provides a $500,000 allowance for building improvements paid by the partnership over the lease term, $100,000 of which was received by the Company in fiscal 1994, and another $100,000 for improvements after February 1, 2000. The lease will expire on May 31, 2006. Rent expense pertaining to the building amounted to $1,130,000, $1,076,000, and $1,001,000 for the years ended August 31, 1995, 1994, and 1993, respectively.

         In connection with the merger discussed in Note J, the lease agreement will be amended effective at the closing date in the following manner: (i) an additional improvements allowance of $200,000 will be made available to the corporation surviving the merger between Sandy Corporation and Automatic Data Processing, Inc. (the "Surviving Corporation") immediately after the closing date and until December 31, 1996; (ii) the availability of the last $100,000 of the improvements allowance under the lease will be accelerated from February 1, 2000 to the closing date so that the $100,000 allowance will be available immediately after the closing date and until December 31, 1996. In connection with the effectiveness of such amendment to the lease, Automatic Data Processing, Inc., will guarantee the Surviving Corporation's obligations under the lease after the closing date. However, in the event the merger is not effectuated on or before January 31, 1996, this Amendment will be null and void.



NOTE F - COMMITMENTS

         At August 31, 1995, aggregate minimum lease payments under non-cancelable operating leases for office space and various equipment having initial or remaining terms of more than one year were as follows:


         Fiscal year ending August 31:

                 1996                                       $  1,890,000
                 1997                                          1,766,000
                 1998                                          1,462,000
                 1999                                          1,226,000
                 2000 and thereafter                           8,183,000
                                                            ------------
                                                            $ 14,527,000
                                                            ============

Rental for the operating leases, including rent expense for the building as disclosed in Note E, amounted to $1,905,000, $1,807,000, and $1,648,000 for the years ended August 31, 1995, 1994, and 1993, respectively. Sublease revenue related to these operating leases was approximately $0, $140,000, and $229,000 in 1995, 1994, and 1993, respectively.

         The Company entered into an employment contract with its Chief Executive Officer effective November 4, 1985. Payments for the first 10 years under the contract consist of a base amount of $210,000 annually plus an annual adjustment for inflation and, based upon total organizational performance, supplemental compensation not to exceed 150% of the base amount for each year of active employment. Upon completion of active employment, the employee will consult for a period of five years, during which time the annual payments will decline from 90% to 60% of the average of the final three years total compensation. Effective August 31, 1994, the Agreement was amended to provide for certain payments to be made by the Company in lieu of annual retirement benefit payments that were originally scheduled to be paid at the end of the consulting period. The amended Agreement required a payment of $652,650, which was made in September 1994, and $91,820, which was made on August 31, 1995, in lieu of all future retirement payments. The cost of the retirement benefit in 1995, 1994, and 1993 amortized as a level percent of compensation over 10 years, was approximately $92,000, $87,000, and $83,000, respectively, before the related tax benefit.

         The Agreement was amended in connection with the execution of the merger agreement on August 22, 1995, as discussed in Note J, to provide that the Chief Executive Officer's active employment period will end on the date of the closing of the merger and, as a result, the five-year consulting period will begin on the closing date. The amended Agreement also requires the Company to make a payment of $1,475,000 to the Chief Executive Officer on the closing date, in lieu of all future consulting payments, bonuses (except the fiscal 1995 bonus that will be paid separately) or other benefits due under the amended Agreement.

         The Company has a Profit Sharing Plan covering substantially all full-time employees who have completed one year of service and are employed on the last day of the calendar year. Contributions thereunder, which are not material, are in such amounts as the Company's Board of Directors shall determine at its discretion.

         At August 31, 1995, the Company had purchase order commitments of approximately $4,100,000 relating to projects in process.

NOTE G - MAJOR CUSTOMERS

         Revenue from various entities within General Motors Corporation accounted for approximately 49%, 53%, and 57% of the Company's total revenue in fiscal 1995, 1994, and 1993, respectively. Revenue from Ford Motor Company accounted for 32%, 31%, and 21% of the Company's total revenue in fiscal 1995, 1994, and 1993, respectively.

NOTE H - STOCK OPTION PLANS

         In fiscal years 1986 and 1990, the Company approved the 1985 Performance Incentive Plan ("1985 Plan") and the 1989 Performance Incentive Plan ("1989 Plan"), respectively. Under the 1985 Plan, 200,000 shares of the Company's common stock were reserved for issuance upon the exercise of options to be granted, and under the 1989 Plan, 150,000 shares were reserved for issuance upon the exercise of options to be granted. Under both the 1985 Plan and the 1989 Plan, options may be granted with exercise prices equal to the fair market value of the Company's common stock on the dates the options are granted or a percentage of the fair market value, as determined by a committee of the Board of Directors. Options can be granted under the 1985 Plan until November 3, 1995 and until November 21, 1999 under the 1989 Plan. During 1994, options to purchase common stock at $4.63 per share were granted to certain employees. At August 31, 1995, all 38,000 of these options remain unexercised. During 1995, options to purchase common stock at $6.75 per share were granted to certain employees. At August 31, 1995, all 50,000 of these options remain unexercised.

         In September 1988, the Company entered into a nonqualified stock option agreement with an officer of the Company which allowed for the purchase of 100,000 shares of common stock at $2.00 per share. This option expired on August 1, 1995. During fiscal 1989, 40,000 of these shares became exercisable. During fiscal years 1990 through 1992, an additional 20,000 of these shares became exercisable in each year. During 1992, 20,000 of these options were exercised, and the remaining 80,000 of these options were exercised during 1995. (See Note I.)

         On September 1, 1992, in conjunction with the amendment and extension of this officer's employment agreement, the Company entered into an amended nonqualified stock option agreement with this officer which allows for the purchase of an additional 50,000 shares of common stock. This option expires on September 1, 1999. The option price for 30,000 of these options is $8.25 per share which was the fair market value at the date of grant. These options are exercisable in annual increments of 10,000 shares from September 1, 1993 through September 1, 1995. The option price for the remaining 20,000 of these options is $11.38, which was the fair market value of the Company's common stock on September 1, 1995. These options become exercisable in annual increments of 10,000 shares on September 1, 1996 and September 1, 1997. However, in the event of a "change in control" as defined in the officer's employment agreement, the option price for all 50,000 shares will be $8.25 per share.

         In conjunction with the merger agreement discussed in Note J, in the event of a "change of control" or "disposition" of the Company, as defined in the various stock option agreements, all outstanding options, as described above, become immediately exercisable into ADP shares.

         In 1995, the Company and its shareholders approved the Sandy Corporation Directors' Stock Option Plan ("Directors' Plan"). Under the Directors' Plan, 20,000 shares of the Company's common stock were reserved for issuance upon the exercise of options to be granted. Options may be granted under the Directors' Plan with exercise prices equal to the fair market value of the Company's common stock on the dates the options are granted. Options granted under the Directors' Plan are 100% exercisable on the date of grant and may be exercised for a period of 10 years after the date of grant, if not sooner terminated. Options can be granted under the Directors' Plan until October 24, 2004.

         On October 25, 1994, the Company entered into nonqualified stock option agreements with four of the Company's directors which allowed for the purchase of 2,000 shares of common stock at $6.56 per share, which was the fair market value on date of grant, for each of the four directors. These options were exercisable on the date of grant, and they expire on October 24, 2004. At August 31, 1995, all 8,000 of these options remain unexercised.


NOTE I - STOCK REPURCHASE PROGRAM

         In October 1993, the Company authorized the repurchase of up to 60,000 shares of the Company's stock. During 1994, the Company repurchased 4,700 shares.

         During 1995, as part of the September 1988 nonqualified stock option agreement with an officer of the Company discussed in Note H, the Company repurchased 26,609 of the 80,000 shares of common stock issued upon exercise of the stock options. These shares were purchased, as allowed for in the nonqualified stock option agreement, to satisfy the Company's obligation to remit the officer's income tax liability due upon exercise of the options.


NOTE J - MERGER AGREEMENT WITH AUTOMATIC DATA PROCESSING, INC.

             On August 22, 1995, the Company signed a definitive merger agreement with Automatic Data Processing, Inc., ("ADP") valued at approximately $30 million. The Company's shareholders will receive approximately $12 worth of ADP stock for each share of the Company's stock. The Agreement is subject to certain conditions, as described in the Merger Agreement. It is expected the transaction will close before the end of December 1995. Other Expense of approximately $650,000 represents merger related expenses incurred in the current year. The Company expects to incur additional merger expenses of approximately $230,000 through December, 1995, which is the expected completion date of the transaction.

                               SANDY CORPORATION
                 QUARTERLY CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



                                      Three Months        Three Months      Three Months     Three Months
                                         Ended               Ended             Ended            Ended            Year Ended
                                   November 30, 1994    February 28, 1995   May 31, 1995   August 31, 1995     August 31, 1995
                                   -----------------    ------------------  ------------   ---------------     ---------------

Revenue                                  $ 12,246,354         $ 12,127,082     $ 13,637,431     $ 12,236,330       $ 50,247,197
                                         ------------        -------------     ------------     ------------       ------------
Costs and expenses:
     Cost of products and services          9,642,092            9,294,275       10,663,380        9,350,131         38,949,878
     Account service expense                1,014,418            1,274,098        1,217,916        1,370,563          4,876,995
     General and administrative               927,167              949,553          892,970          815,602          3,585,292
                                         ------------        -------------     ------------     ------------       ------------
Total costs and expenses                   11,583,677           11,517,926       12,774,266       11,536,296         47,412,165
                                         ------------        -------------     ------------     ------------       ------------
     Operating income                         662,677              609,156          863,165          700,034          2,835,032

Other income (expense):
    Interest income                            40,342               53,577           74,057           74,709            242,685
    Other expense                                   0                    0         (365,713)        (284,344)          (650,057)
                                         ------------        -------------     ------------     ------------       ------------
                                               40,342               53,577         (291,656)        (209,635)          (407,372)
                                         ------------        -------------     ------------     ------------       ------------
Income before income taxes                    703,019              662,733          571,509          490,399          2,427,660

Income taxes                                  245,000              223,000          299,000          277,000          1,044,000
                                         ------------        -------------     ------------     ------------       ------------
Net income                               $    458,019        $     439,733     $    272,509     $    213,399       $  1,383,660
                                         ============        =============     ============     ============       ============

Net income per share                            $0.19                $0.19            $0.12            $0.08              $0.58
                                         ============        =============     ============     ============       ============

Weighted average common and
 common equivalent shares outstanding       2,352,104            2,351,925        2,368,798        2,389,004          2,369,268
                                         ============        =============     ============     ============       ============

                               SANDY CORPORATION
                 QUARTERLY CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)



                                         Three Months      Three Months        Three Months     Three Months
                                             Ended              Ended               Ended            Ended            Year Ended
                                       November 30, 1993  February 29, 1994     May 31, 1994     August 31, 1994   August 31, 1994
                                       -----------------  -----------------     ------------     ---------------   ---------------
Revenue                                   $ 9,735,662       $ 9,812,324        $ 11,560,767     $ 11,756,799       $ 42,865,552
                                          -----------       -----------        ------------     ------------       ------------
Costs and expenses:
     Cost of products and services          7,861,557         7,475,699           9,174,616        9,052,907         33,564,779
     Account service expense                  775,012           846,708             808,356        1,072,737          3,502,813
     General and administrative               741,618           921,298             885,445          826,369          3,374,730
                                          -----------       -----------        ------------     ------------       ------------
Total costs and expenses                    9,378,187         9,243,705          10,868,417       10,952,013         40,442,322
                                          -----------       -----------        ------------     ------------       ------------

     Operating income                         357,475           568,619             692,350          804,786          2,423,230

Interest income                                35,016            28,487              34,506           43,481            141,490
                                          -----------       -----------        ------------     ------------       ------------

Income before income taxes                    392,491           597,106             726,856          848,267          2,564,720

Income taxes                                  142,000           199,000             238,000          311,000            890,000
                                          -----------       -----------        ------------     ------------       ------------

Net income                                $   250,491       $   398,106        $    488,856     $    537,267       $  1,674,720
                                          ===========       ===========        ============     ============       ============


Net income per share                            $0.11             $0.17               $0.21            $0.22              $0.71
                                          ===========       ===========        ============     ============       ============


Weighted average common and
 common equivalent shares outstanding       2,334,093         2,346,239           2,351,317        2,347,289          2,345,897
                                          ===========       ===========        ============     ============       ============

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE



             None.

                                   PART III.




ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are listed below.
The Company's Board of Directors appoints the Company's officers, who serve until the meeting of the Board following the next annual meeting or until their successors are appointed and qualified.

         NAME                              AGE                               POSITION
         ----                              ---                               --------

William H. Sandy  . . . . . . . . . . . .  66           Chairman, Chief Executive Officer and Director
Raymond A. Ketchledge . . . . . . . . . .  53           President, Chief Operating Officer and Director
Robert J. Bennett . . . . . . . . . . . .  49           Group Vice President
David A. Gugala . . . . . . . . . . . . .  47           Group Vice President
Alan V. Kidd  . . . . . . . . . . . . . .  66           Senior Vice President, Secretary and Director
Alan M. Sandy . . . . . . . . . . . . . .  39           Vice President and Director
Frederic H. Strickland  . . . . . . . . .  52           Group Vice President
Richard T. White  . . . . . . . . . . . .  48           Group Vice President
John G. Zimmerman . . . . . . . . . . . .  55           Group Vice President and Chief Financial Officer
Richard J. Burstein . . . . . . . . . . .  50           Director
George J. Forrest . . . . . . . . . . . .  67           Director
Jay W. Lorsch . . . . . . . . . . . . . .  63           Director
Lewis G. Sandy, M.D., . . . . . . . . . .  37           Director
John T. Sheehy  . . . . . . . . . . . . .  53           Director
---------------------

Mr. William H. Sandy has served as the Chairman of the Board of Directors of the Company, Chief Executive Officer of the Company and a Director of the Company since its inception in June 1971. Prior to August 8, 1988, Mr. Sandy also served as President of the Company. William H. Sandy is the father of Alan M. Sandy and Lewis G. Sandy, M.D.

Mr. Ketchledge was appointed President and Chief Operating Officer in August 1988 and has served as a Director of the Company since 1988. Prior to joining the Company, Mr. Ketchledge had been President of Austin-Rover Cars of North America from April 1985 up to the time of that company's sale to overseas interest in May 1988. Prior to that time Mr. Ketchledge was employed by United States Volkswagen/Audi operation, Volkswagen of America, Inc. from 1966 to 1985 holding a variety of senior executive positions.

Mr. Bennett was appointed Group Vice President in November 1989. He has worked for the Company since September 1, 1987 and has served as Group Vice President of the Professional Staff, President of Marketing Educational Services, and Vice President of the Company. Mr. Bennett was employed by GM from August 1964 to August 1987 and served in a number of managerial positions within the various divisions of GM.

Mr. Gugala was appointed Group Vice President of General Motors Divisions in November 1990. He has worked for the Company since July 1976 and has served as Research Director and Account Director, and in a variety of automotive contact responsibilities. Prior to joining the Company, he was an instructional designer for Creative Universal, Inc.

Mr. Kidd has served as a Vice President of the Company, a Director of the Company and as its Secretary since its inception in June 1971. He has also served as a Senior Vice President since December 1974. Mr. Kidd has been primarily engaged in planning and program development.

Mr. Alan M. Sandy has served as a Director of the Company since 1986 and as a Vice President of the Company since November 1990. From September 1986 to November 1990, Mr. Alan M. Sandy served as Account Director of the Company. He previously served in various planning and marketing capacities with the Company, which he joined in September 1982.

Mr. Strickland was appointed Group Vice President of Professional Staff in November 1989. He has worked for the Company since June 23, 1980 and has served in various creative and marketing capacities, including Vice President of Marketing for the Chevrolet Account and most recently as Senior Vice President of New Business Development. Prior to joining the Company, he spent nine years at Ford Motor Company in Sales Training, Business Development, and in Television and Film Communications.

Mr. White was appointed Group Vice President of Business Development in October, 1993. He has worked for the Company since November, 1980 and has served as Vice President, Senior Vice President of Information Systems and Consulting, and Senior Vice President of Business Development. Prior to joining the Company, he was a consultant with Deloitte & Touche (formerly Touche Ross and Company).

Mr. Zimmerman was appointed Group Vice President and Chief Financial Officer in July 1994. Prior to joining the Company, Mr. Zimmerman had been Senior Vice President of Finance and Treasurer of Software Alternatives, Inc., and served in various consulting capacities from May 1990 until July 1994. Prior to that time, Mr. Zimmerman served as Treasurer of Champion Spark Plug Company from May 1983 through May 1990. From 1971 until 1983, Mr. Zimmerman was employed by Questor Corporation, a worldwide consumer products company, serving as Treasurer from 1977.

Mr. Burstein has served as a Director of the Company since 1985. He is a Partner with the law firm of Honigman Miller Schwartz and Cohn, Detroit, Michigan, which firm serves as general counsel to the Company.

Mr. Forrest has served as a Director of the Company since its inception in June 1971. He served as Chief Financial Officer of the Company for a number of years and retired from the positions of Senior Vice President and Treasurer of the Company in February 1987. He has worked since that time as a consultant.

Mr. Lorsch has served as a Director of the Company since 1987. He is a Senior Associate Dean of the Harvard Business School and has been Chairman of the Harvard Business School's Executive Education Program for the last five years. He is also a Director of the Brunswick Corporation.

Mr. Lewis G. Sandy, M.D., has served as a Director of the Company since 1994. He has served as Vice President of The Robert Wood Johnson foundation, a charitable foundation, and as Director of General Internal Medicine-Facility Group Practice of the Robert Wood Johnson Medical School, since 1991. Prior to that time, he served as Health Center Director of the Harvard Community Health Plan.

Mr. Sheehy has served as a Director of the Company since 1986. He has served as a Partner of Sphere Capital Partners since 1987. From 1985 until 1987, Mr. Sheehy served as Associate Director of Bear, Stearns & Co., Inc., an investment banking firm. Mr. Sheehy is also a Director, the Secretary and Treasurer of Greater Pacific Food Holdings, Inc. and a Director of Sphere Capital Advisors, Ltd., First Australia Fund, Inc., First Australia Prime Income Fund, Inc., First Australia Prime Income Investment Co., Ltd. and The First Commonwealth Fund, Inc.

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information for each of the fiscal years ended on August 31 of 1995, 1994 and 1993 concerning the compensation of the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers (collectively, the "named executive officers") whose annual salary and bonus exceeded $100,000.


                                                                                                    Long-Term
                                     Annual Compensation                                            Compensation
                                  -----------------------                                     ---------------------
                                  Fiscal                            Other Annual     Option           All Other
         Name and Position        Year     Salary      Bonus        Compensation     Awards
         -----------------        ----     ------      -----        ------------     ------
         Compensation(1)
         ---------------
William H. Sandy  . . . . . . .   1995    $269,758   $151,930         $744,470(2)      --                 $ --
    Chairman and Chief            1994     262,366    153,978                  --      --                   --
    Executive Officer             1993     256,791    111,497                  --      --                   --

Raymond A. Ketchledge . . . . .   1995    $264,139   $161,370         $765,000(3)      --           $15,000(4)
    President and Chief           1994     233,930    153,978                 --       --            15,000(4)
    Operating Officer             1993     228,746    111,497                 --      30,000         15,000(4)

Richard T. White  . . . . . . .   1995    $123,946  $  68,611                 --       5,000        $ 6,755(4)
    Group Vice President          1994     115,607     65,010                 --       5,000          6,155(4)
                                  1993      95,444     36,053                 --          --                --

Frederic H. Strickland  . . . .   1995    $133,064  $  43,056                 --       5,000        $13,742(4)
    Group Vice President          1994     123,621     31,219                 --       5,000         11,683(4)
                                  1993     120,336     30,187                 --          --                --

David A. Gugala . . . . . . . .   1995    $123,025  $  26,088                 --       5,000        $ 5,887(4)
    Group Vice President          1994     116,088     14,222                 --       5,000          5,887(4)
                                  1993     112,404     19,110                 --          --                --

    (1) Non-cash compensation did not exceed the lesser of $50,000 or 10% of the individual cash compensation of any executive officer.

    (2) In fiscal 1995, Mr. Sandy's Employment and Consulting Agreement was amended such that Mr. Sandy relinquished his right to receive certain retirement payments which the Company was obligated to begin paying him following the completion of a five-year consulting term, which consulting term was to commence upon the expiration of Mr. Sandy's employment with the Company. In return, as authorized by the disinterested members of the Company's Board of Directors, the Company paid Mr. Sandy $744,470, the amount accrued by the Company with respect to such obligation.

    (3)  Includes gain of $765,000 on exercise of stock options.

    (4) Includes premiums paid in connection with a split dollar life insurance arrangement.


OPTION GRANTS IN THE LAST FISCAL YEAR

    The following table provides details regarding stock options granted to the named executive officers in the last fiscal year. In addition, in accordance with SEC rules, hypothetical gains that would exist for the respective options are shown. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. Of course, actual gains, if any, on stock option exercises and stock accruals are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in the table will be achieved.


                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                             Annual Rates of Stock
                                            % of Total                                       Price Appreciation for
                               Number of    Options Granted    Exercise                              Term (1)
                               Options      to Employees in    Price Per      Expiration     -----------------------
            Name               Granted      Fiscal Year        Share (2)         Date         5%                10%
            ----               -------      -----------        ---------       --------      ----              -----
 William H. Sandy.........       --             --                --              --          --                 --
 Raymond A. Ketchledge....       --             --                --              --          --                 --
 Richard T. White.........      5,000          8.8%              $6.75         10/26/03     $18,608           $45,831
 David A. Gugala..........      5,000          8.8                6.75         10/26/03      18,608            45,831
 Frederic H. Strickland...      5,000          8.8                6.75         10/26/03      18,608            45,831

     (1) In accordance with SEC rules, these columns show gains that might exist for the option over the life of the option, a period of nine years. This valuation is hypothetical; if the stock price does not increase above the exercise price, compensation to the named executive officers will be zero. A 5% or 10% annually compounded increase in the Company's stock price from the date of grant to the end of the 9-year option term would result in stock prices of $10.47 and $15.92 per share, respectively.

     (2)  The option becomes exercisable on October 31, 1997.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning stock options exercised by the named executive officers during the fiscal year ended August 31, 1995, as well as the value of unexercised options held by such persons on August 31, 1995. This table also includes the number of shares covered by both exercisable and non-exercisable stock options as of the last day of the fiscal year. Finally, the values for in-the-money options (which represent the positive spread between the exercise price of any existing stock options and $11.375 per share, representing the closing price of the Common Stock as reported by the American Stock Exchange on the last day of fiscal year 1995) are also included.

                                      Shares                                                       Value of Unexercised
                                      Acquired                       Number of Unexercised        In-the-Money Options at
                                      Upon              Value      Options at Fiscal Year-End         Fiscal Year-End
 Name of Individual                   Exercise         Realized     Exercisable/Unexercisable    Excercisable/Unexercisable
 ------------------                   --------         --------     -------------------------    --------------------------
 William H. Sandy............            --               --              --    /     --                --   /     --
 Raymond A. Ketchledge.......          80,000          $765,000           30,000/20,000               $93,750/$0
 Richard T. White............            --               --              --    /10,000                 --   /$56,875
 David A. Gugala.............            --               --              --    /10,000                 --   /$56,875
 Frederic H. Strickland......            --               --              --    /10,000                 --   /$56,875

COMPENSATION OF DIRECTORS

The current standard arrangement for compensation of directors is as follows: officers of the Company who are directors do not receive any additional compensation for services as a director. Each director who is not an officer of the Company receives a director fee in the annual amount of $12,000 plus $1,300 for each board meeting attended ($1,800 per meeting if the director resides outside of Michigan). There are four regularly scheduled board meetings per year. An additional sum of $200 per meeting is paid for attendance at a committee meeting if such meeting falls on a day on which a meeting of the entire Board of Directors is not held.

The Board of Directors of the Company formed a Special Committee on March 30, 1995, consisting of Mr. Sheehy, who acted as chairman, Mr. Forrest and Mr. Lorsch, to review merger proposals from Westcott Communications and ADP. The members of the Special Committee earned compensation for their services of $2,500 per meeting. Mr. Burstein also served on the Special Committee initially, but resigned shortly after the Special Committee's formation. In addition, Messrs. Sheehy and Burstein earned $20,000 and $15,000, respectively, from the Company for their services in negotiating the Company's merger agreement with ADP. In total, Messrs. Sheehy, Forrest, Lorsch and Burstein earned $47,500, $27,500, $27,500 and $20,000, respectively, for services rendered as Special Committee members or otherwise in connection with the ADP transaction in fiscal 1995.

EMPLOYMENT ARRANGEMENTS

The Company entered into an Employment and Consulting Agreement with William H. Sandy, the Chairman and Chief Executive Officer of the Company, effective November 4, 1985 (the "Employment and Consulting Agreement"). Under the terms of the Employment and Consulting Agreement, upon completion of his active employment with the Company, Mr. Sandy is to serve as a consultant to the Company for a period of five years. The Employment and Consulting Agreement was amended on August 22, 1995 in connection with the execution of the Merger Agreement, dated August 22, 1995 between the Company, ADP and ADP Mergerco, Inc. relating to the merger of the Company with and into ADP Mergerco, Inc. (the "Merger"). The amended Employment and Consulting Agreement provides that Mr. Sandy's active employment period will end on the date of the closing of the Merger (the "Closing Date"), and, as a result, the five-year consulting period will begin on the Closing Date. The amended Employment and Consulting Agreement also requires the Company to make a payment of $1,475,000 to Mr. Sandy on the Closing Date, in lieu of all future consulting payments, bonuses (except the fiscal 1995 bonus that will be paid separately to Mr. Sandy) or benefits to become due to Mr. Sandy or to his wife, Marjorie M. Sandy, under the amended Employment and Consulting Agreement. Amounts paid to Mr. Sandy pursuant to his employment agreement in fiscal 1995, 1994 and 1993 are set forth in the summary compensation table above.

The Company has entered into an employment agreement with Raymond A. Ketchledge, effective as of September 1, 1994. Under the agreement, the Company is to employ Mr. Ketchledge until he is terminated under one of the events described below. The employment agreement provides for a minimum base salary of $264,000 adjusted each September 1, plus certain supplemental compensation (based on the Company's profits) and cost of living adjustments. The employment agreement also provides for, among other things, the use by Mr. Ketchledge of a new leased automobile at the Company's expense, certain death and disability benefits and a split dollar life insurance arrangement pursuant to which the Company pays $15,000 per year in annual premiums during the term of the employment agreement. The employment agreement may be terminated by the Company upon the death of Mr. Ketchledge, upon his permanent disability or for cause. The Company may also terminate the employment agreement for any other reason upon written notice to Mr. Ketchledge in which event Mr. Ketchledge would be entitled to certain severance benefits. Amounts paid to Mr. Ketchledge pursuant to the employment agreement and to a predecessor employment agreement in fiscal 1995, 1994 and 1993 are set forth in the summary compensation table above.

The Company has also entered into employment agreements with several of its other executive officers. Pursuant to those employment agreements, each such officer is entitled to severance payments equal to one year's salary upon termination by the Company without cause, and each such officer has agreed not to compete with the Company for one year following the termination of the executive's employment, if such termination is by the officer or by the Company with cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Except for William H. Sandy, all the members of the Compensation Committee are non-employee directors of the Company. George J. Forrest, a director of the Company and a member of the Compensation Committee, was employed by the Company from its inception in June, 1971 until his retirement in February, 1987, serving for a number of years as the Company's Chief Financial Officer.

No executive officer of the Company serves as a member of the board of directors or on the compensation committee of a corporation for which any of the Directors on the Compensation Committee or the Board of Directors is an executive officer.

Richard J. Burstein, a director of the Company and a member of the Compensation Committee, is a partner of the law firm of Honigman Miller Schwartz and Cohn. The Company used the services of this firm during fiscal 1995 and continues to use the firm's services as to certain matters in fiscal 1996. Work done for the Company in fiscal 1995 accounted for less than one percent of Honigman Miller Schwartz and Cohn's annual revenues.


REPORT OF COMPENSATION COMMITTEE

INTRODUCTION

Decisions on compensation of the Company's executives are made by the five members of the Compensation Committee (the "Committee") of the Board. The members of the Committee are Messrs. John T. Sheehy (Chairman), Richard J. Burstein, George J. Forrest, Jay W. Lorsch and William H. Sandy.


GENERAL POLICIES

The overall objective of the Committee with respect to compensation of executive officers is to provide a compensation program that is intended to attract, retain and reward key management personnel who contribute to the long term success of the Company and to motivate executives to achieve goals which support business strategies and business objectives of the Company.

To achieve these objectives, key management employees other than William H. Sandy and Raymond A. Ketchledge are paid salaries and bonuses based on corporate performance and individual initiative and achievements. Mr. Sandy's compensation is determined pursuant to an employment agreement dated November 1, 1985 (as amended), and Mr. Ketchledge's compensation is determined pursuant to an employment agreement effective September 1, 1994. Accordingly, the Committee is not involved in determining their compensation on an annual basis.

SALARIES

Individual salary determinations of the Company's key management employees are based on experience and sustained performance and by reference to the salary levels which the Committee believes are prevalent in the Company's industry.

BONUSES

Under the Company's bonus program, the Committee establishes a bonus pool pursuant to a formula which has historically been established annually, prior to the beginning of the fiscal year. Employees other than Mr. William H. Sandy and Mr. Ketchledge participate in the bonus pool. Awards of bonuses to particular employees are made with the recommendations of Mr. William H. Sandy and Mr. Ketchledge, and are based on each participant's contribution to the Company's business results.

STOCK OPTION PROGRAM

The Committee believes that stock ownership by executives and stock-based performance compensation arrangements foster an interest in the enhancement of shareholder value and thus align management's interests with that of the shareholders. Thus, beginning in fiscal 1994, the Committee began relying less on cash bonuses and also awarding stock options to key employees in amounts reflecting the participant's position and ability to influence the Company's overall performance. The Committee is utilizing vesting periods to encourage key employees to continue in the employ of the Company, and granting options with a term of 10 years to provide a long-term incentive. Generally, the exercise price of the options will be the fair market value of the underlying shares on the date of the grant. Thus, such options will have value only if the price of the underlying shares increases.

OTHER COMPENSATION

At various times in the past the Company has adopted certain broad-based employee benefit plans in which key management employees have been permitted to participate and has adopted certain health expense and automotive plans. Benefits under these plans are not directly or indirectly tied to Company performance.

CHIEF EXECUTIVE OFFICER COMPENSATION

As indicated above, Mr. William H. Sandy's compensation is determined pursuant to an employment agreement dated as of November 1, 1985 (as amended). The Committee thus is not involved in the determination of Mr. Sandy's annual compensation. The Committee did, however, review and approve the amendments to Mr. Sandy's employment agreement discussed above under "Employment Arrangements".

BY THE COMPENSATION COMMITTEE:

John T. Sheehy (Chairman)
Richard J. Burstein
George J. Forrest
Jay W. Lorsch
William H. Sandy


PERFORMANCE GRAPH

The following graph compares the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on the Company's common stock, with the cumulative yearly total return of the Standard & Poor's 500 Composite Index and with a selected peer group for the past five years. The peer group consists of the 21 companies within the SIC Code 874 in November, 1993, which includes management consulting companies.

                   1990    1991     1992     1993     1994     1995
Sandy Corporation   100   266.67   566.67   348.39   543.79   800.88
S&P 500 Index       100   126.91   136.96   157.80   166.43   202.12
Peer Group          100   123.35   164.06   205.31   232.47   290.91

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT


The following table sets forth certain information with respect to the beneficial ownership of Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the Shares of Common Stock, (ii) by each of the Company's Directors, (iii) by each of the named executive officers, and (iv) by all the named executive officers and directors, as a group.

                                        Number of Shares
                                        of Common Stock                           Percentage of
       Name of                       Beneficially Owned as                    Shares Outstanding
Beneficial Owner                     of October 18, 1995(1)               as of October 18, 1995(1)
----------------                     ----------------------               -------------------------
Richard J. Burstein                            2,000(2)                             *

Steven A. Cohen                              225,800(6)                             9.7%

George J. Forrest                             57,500(2)(3)                          2.5%

David A. Gugala                                1,000                                *

Raymond A. Ketchledge                         83,891(4)                             3.6%

Alan V. Kidd                                  60,000                                2.6%

Jay W. Lorsch                                  2,710(2)                             *

Alan M. Sandy                                 65,300                                2.8%

Lewis G. Sandy                                44,600                                1.9%

William H. Sandy                             450,522(5)                             19.4%

John T. Sheehy                                21,500(2)                             *

Frederic H. Strickland                             0                                --

Richard T. White                                   0                                --

________________________
*        Less than 1%.
(1) "Beneficial Ownership" is deemed to include shares for which an individual, directly or indirectly, has or shares voting or investment power, or both.

(2) Includes 2,000 shares that the individual would have the right to acquire within 60 days of October 18, 1995 pursuant to stock options exercisable within such period.
(3) Includes 55,500 shares held by George J. Forrest as trustee for the benefit of George J. Forrest under a trust agreement dated April 28, 1978. Does not include 129,900 shares beneficially owned by adult children of Mr. Forrest.
(4) Includes 30,000 shares that Mr. Ketchledge would have the right to acquire within 60 days of October 18, 1995 pursuant to stock options exercisable by him within such period.
(5) Includes 430,422 shares held by William H. Sandy under a trust agreement dated November 25, 1978; 12,300 shares owned outright by William H. Sandy; and 7,800 shares owned by Marjorie M. Sandy (Mr. Sandy's wife). Because of his voting power under the shareholder agreement described under "Certain Relationships and Related Transactions" William H. Sandy may be deemed to be the beneficial owner of a total of 1,035,070 shares (44.5% of the shares outstanding). Mr. William H. Sandy's address is 1500 W. Big Beaver Road, Troy, Michigan 48084.
(6) Includes 155,800 shares owned directly by Mr. Cohen and 70,000 shares owned by S.A.C. Capital Management, L.P., a limited partnership in which Mr. Cohen is a general partner. Mr. Cohen's address is 520 Madison Avenue, 7th Floor, New York, NY 10022. This information is taken from Schedule 13D, as filed with the Securities and Exchange Commission, Washington, D.C., on April 11, 1995.

All directors and officers as a group beneficially owned 789,023 shares
(33.5%) of Common Stock as of October 18, 1995, including 38,000 shares subject to stock options which may be exercised within 60 days of October 18, 1995.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  The Company entered into an Employment and Consulting Agreement with William H. Sandy, the Chairman and Chief Executive Officer of Sandy, effective November 4, 1985. Under the terms of the Employment and Consulting Agreement, upon completion of his active employment with Sandy, Mr. Sandy is to serve as a consultant to Sandy for a period of five years. The Employment and Consulting Agreement was amended as of August 31, 1994 such that Mr. Sandy relinquished his right to receive certain payments which the Company was obligated to begin paying him following the completion of a five-year consulting term, which consulting term was to commence upon the expiration of Mr. Sandy's employment with the Company. In return, as authorized by the disinterested members of the Company's Board of Directors, the Company paid Mr. Sandy $744,470, the amount accrued by the Company with respect to such obligation. The Employment and Consulting Agreement was further amended in connection with the execution of the Merger Agreement on August 22, 1995 to provide that Mr. Sandy's active employment period will end on the date of the closing of the Merger, and, as a result, the five-year consulting period will begin on the Closing Date. The amended Employment and Consulting Agreement also requires Sandy to make a payment of $1,475,000 to Mr. Sandy on the Closing Date, in lieu of all future consulting payments, bonuses (except the fiscal 1995 bonus that has been paid separately to Mr. Sandy) or benefits to become due to Mr. Sandy or to his wife, Marjorie M. Sandy, under the amended Employment and Consulting Agreement.

In connection with the Merger, the lease agreement, dated February 1, 1994, between the Company and 1500 Limited Partnership pertaining to the Company's Troy, Michigan headquarters (the "Lease") has been amended effective as of the Closing Date, in the following manner: (i) an additional improvements allowance of $200,000 will be made available to the corporation surviving the Merger (the "Surviving Corporation") immediately after the Closing Date and until December 31, 1996; (ii) the availability of the last $100,000 of the improvements allowance under the Lease will be accelerated from February 1, 2000 to the Closing Date so that the $100,000 allowance will be available immediately after the Closing Date and until December 31, 1996; (iii) the Surviving Corporation will be permitted to self-insure under Sections 11.2, 11.3, 11.4 and 11.5 of the Lease in accordance with ADP's standard policy. In connection with the effectiveness of such amendment to the Lease, ADP will guarantee the Surviving Corporation's obligations under the Lease after the Closing Date. 1500 Limited Partnership is a Michigan limited partnership owned by, among others, certain directors of Sandy or their affiliates, including William H. Sandy, the George J. Forrest Trust, Alan V. Kidd, Alan M. Sandy and Lewis G. Sandy. The Lease, which will expire on May 31, 2006, provides for gross lease payments by Sandy ranging from $94,000 to $102,000 per month over the Lease term, plus increases in certain operating costs on a pass through basis. The Company's option (which option would have been exercisable through September 1, 1995) under Section 36 of the Lease to reduce the size of the leased premises by up to approximately 7.6% has been waived. There are no options to renew the Lease after May 31, 2006.

On August 22, 1995, William H. Sandy, the Chairman and Chief Executive Officer of Sandy, executed a voting agreement (the "Voting Agreement") and an irrevocable proxy agreement (as subsequently amended, the "Irrevocable Proxy Agreement") in favor of ADP. Pursuant to the Voting Agreement, Mr. Sandy has irrevocably committed until November 26, 1995 to vote in favor of the Merger (i) 362,900 shares of Sandy Common Stock beneficially owned by him and (ii) 564,548 shares of Sandy Common Stock (plus up to an additional 20,000 shares if certain outstanding stock options are exercised prior to November 26, 1995) not beneficially owned by Mr. Sandy to the extent that he has the right and authority as the "Representative" to vote such shares under the Shareholder Agreement, dated November 4, 1985, among certain shareholders of Sandy (the "Shareholder Agreement"). Pursuant to the Irrevocable Proxy Agreement, ADP has been granted an irrevocable proxy to vote in favor of the Merger 79,822 shares of Sandy Common Stock beneficially owned by Mr. Sandy which are not subject to the terms of the Voting Agreement. In addition, commencing November 26, 1995 (the date on which the Shareholder Agreement expires in accordance with its terms), the Irrevocable Proxy Agreement will confer on ADP an irrevocable proxy to vote in favor of the Merger the 362,900 shares of Sandy Common Stock beneficially owned by Mr. Sandy which were theretofore subject to the terms of the Voting Agreement.

                                    PART IV.




ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K


(a)   The following documents are filed as a part of this report:

      1.     FINANCIAL STATEMENTS

             The consolidated financial statements of Sandy Corporation are incorporated in Part II, Item 8 in this Form 10-K.


      2.     FINANCIAL STATEMENT SCHEDULES


             Financial Statements and Schedules Omitted:

             Schedules are omitted because they are not required under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

      3.     EXHIBITS

             The Exhibit Index on pages 36, 37, 38, and 39 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

(b)   Reports on Form 8-K:

             There were no reports on Form 8-K filed during the three months ended August 31, 1995.

3.EXHIBITS



  3.1      Articles of incorporation, incorporated by reference from Exhibit 3.1 to Sandy Corporation's registration statement on
           Form S-1 (File No. 33-445), effective November 19, 1985.

  3.2      Bylaws, incorporated by reference from Exhibit 3.2 to Sandy Corporation's registration statement on Form S-1 (File No.
           33-445), effective November 19, 1985.

  3.3      Amendment to Articles of incorporation, effective January 22, 1988, incorporated by reference from Exhibit 3.3 to Sandy
           Corporation's annual report on Form 10-K for fiscal 1991 (File No. 1-8996).

  9.1      Voting Agreement among Sandy Corporation shareholders (contained in Exhibit 10.7).


 10.1      Land Contract dated May 18, 1983 between Sandy Corporation and 1500 Limited Partnership and consent of NBD Bank, N.A.
           dated November 22, 1983 concerning office facilities at 1500 West Big Beaver Road, incorporated by reference from
           Exhibit 10.2 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

 10.2      Limited Partnership Agreement dated May 12, 1983 concerning 1500 Limited Partnership, incorporated by reference from
           Exhibit 10.3 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

 10.3      Amendment and Restatement of the Sandy Corporation Profit Sharing Plan dated as of November 5, 1984, incorporated by reference from  Exhibit 10.14 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective
           November 19, 1985.

 10.4      1985 Sandy Corporation Performance Incentive Plan, incorporated by reference from Exhibit 10.15 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

 10.5      Employment Agreement with William H. Sandy, incorporated by reference from Exhibit 10.16 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

 10.6      Sandy Corporation Medical Reimbursement Plan, incorporated by reference from Exhibit 10.18 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

 10.7      Shareholder Agreement, effective as of November 19, 1986, incorporated by reference from Exhibit 10.19 to Sandy
           Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

10.8 Tax Indemnification Agreement in connection with the termination of the Subchapter Selection, incorporated by reference from Exhibit 10.20 to Sandy Corporation's registration statement on Form S-1
         (File No. 33-445), effective November 19, 1985.

10.9 Amendment to Employment Agreement with William H. Sandy, incorporated by reference from Exhibit 10.16 to Sandy Corporation's annual report on Form 10-K for fiscal 1986 (File No. 1-8996).

10.10 Amendment to 1985 Sandy Corporation's Performance Incentive Plan, incorporated by reference from Exhibit 10.17 to Sandy Corporation's annual report on Form 10-K for fiscal 1987 (File No. 1-8996).

10.11 Non-qualified stock option agreement with Raymond A. Ketchledge effective as of September 1, 1988, incorporated by reference from
         Exhibit 10.18 to Sandy Corporation's annual report on Form 10-K for fiscal 1988 (File No. 1-8996).

10.12    Loan Letter Agreement dated November 22, 1991, from Comerica
         Bank to William Sandy, Chairman, Raymond Ketchledge, President and Peter Steffes, Group Vice President and Chief Financial Officer, concerning the Company's $7,500,000 secured loan commitment, incorporated by reference from Exhibit 10.27 to Sandy Corporation's annual report on Form 10-K for fiscal 1991 (File No. 1-8996).

10.13 Non-qualified stock option agreement with Raymond A. Ketchledge effective as of September 1, 1992, incorporated by reference from Exhibit 10.32 to Sandy Corporation's annual report on Form 10-K for fiscal 1992 (File No. 1-8996).

10.14 Letter from Comerica Bank to Peter E. Steffes, dated October 21, 1992, regarding Comerica's consent to the declaration of a common stock dividend, incorporated by reference from Exhibit 10.36 to Sandy Corporation's annual report on Form 10-K for fiscal 1992 (File
         No. 1-8996).

10.15 Letter of notification dated November 12, 1992, from Comerica Bank to Peter E. Steffes concerning changes to Revolving Credit Loan Agreement by and between Sandy Corporation and Comerica Bank, incorporated by reference from Exhibit 10.37 to Sandy Corporation's annual report on Form 10-K for fiscal 1992 (File No. 1-8996).

10.16 Amended and Restated Revolving Credit Agreement, dated June 23, 1993, by and between Sandy Corporation and Comerica Bank, incorporated by reference from Exhibit 10.37 to Sandy Corporation's annual report on Form 10-K for fiscal 1993 (File No. 1-8996).

10.17 Lease agreement dated February 1, 1994, between Sandy Corporation and 1500 Limited Partnership concerning office facilities at 1500 West Big Beaver Road, Troy, Michigan, incorporated by reference from
         Exhibit 10(a) to Sandy Corporation's quarterly report on Form 10-Q for the quarter ended February 28, 1994 (File No. 1-8996).

10.18 1989 Sandy Corporation Performance Incentive Plan, incorporated by reference from Exhibit 10.29 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.19 First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated August 30, 1994, by and between Sandy Corporation and Comerica Bank, incorporated by reference from Exhibit 10.30 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.20 Letter from Comerica Bank dated June 20, 1994, regarding Comerica's consent to the declaration of a common stock dividend, incorporated by reference from Exhibit 10.31 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.21    Amendment to Employment and Consulting Agreement with
         William H. Sandy, dated August 31, 1994, incorporated by reference from Exhibit 10.32 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.22 Supplemental Income Benefit Agreement with Raymond A. Ketchledge effective as of November 1, 1994, incorporated by reference from
         Exhibit 10.33 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.23    Stock Option Agreement with Alan Sandy effective as of
         October 27, 1993, incorporated by reference from Exhibit 10.34 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.24    Stock Option Agreement with Alan Kidd effective as of
         October 27, 1993, incorporated by reference from Exhibit 10.35 to Sandy Corporation's annual report on Form 10-K for fiscal 1994 (File No. 1-8996).

10.25 A form of employment agreement between Sandy Corporation and its Group Vice Presidents, incorporated by reference from Exhibit 10(a) to Sandy Corporation's quarterly report on Form 10-Q for the quarter ended November 30, 1994 (File No. 1-8996).

10.26 Employment Agreement with Raymond A. Ketchledge effective as of September 1, 1994, incorporated by reference from Exhibit 10(a) to Sandy Corporation's quarterly report on Form 10-Q for the quarter ended February 28, 1995 (File No. 1-8996).

10.27 Sandy Corporation Director Stock Option Plan as adopted by the Board of Directors on October 25, 1994, incorporated by reference from
         Exhibit 10(b) to Sandy Corporation's quarterly report on Form 10-Q for the quarter ended February 28, 1995 (File No. 1-8996).

10.28 Second Amendment to Amended and Restated Revolving Credit Loan Agreement, dated May 4, 1995, by and between Sandy Corporation and Comerica Bank, incorporated by reference from Exhibit 10(a) to Sandy Corporation's quarterly report on Form 10-Q for the quarter ended May 31, 1995 (File No. 1-8996).

10.29 Third Amendment to Employment and Consulting Agreement with William H. Sandy, dated August 22, 1995.

10.30 Amendment to the Lease Agreement, dated August 22, 1995, between Sandy Corporation and 1500 Limited Partnership concerning office facilities at 1500 West Big Beaver Road, Troy, Michigan.

10.31 Agreement and Plan of Merger dated August 22, 1995, by and among ADP Mergerco, Inc., Automatic Data Processing, Inc., and
         Sandy Corporation.

10.32 Voting Agreement between William H. Sandy, Marjorie M. Sandy, and Automatic Data Processing, Inc., dated August 22, 1995.

10.33    Irrevocable Proxy Agreement between William H. Sandy,
         Marjorie M. Sandy, and Automatic Data Processing, Inc., dated August 22, 1995.

10.34 Letter from Comerica Bank dated October 17, 1995, regarding Comerica's consent to the declaration of a common stock dividend.

22.1     Subsidiaries of the Registrant, incorporated by reference from
         Exhibit 22.1 to Sandy Corporation's registration statement on Form S-1 (File No. 33-445), effective November 19, 1985.

27       Financial Data Schedule for the year ended August 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 1995.

                                      SANDY CORPORATION
                                      (Registrant)


                                      By:
                                         --------------------------------
                                         William H. Sandy,
                                         Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on November 3, 1995.

Signature                                       Capacity
---------                                       --------



-------------------------------------           Director and Chairman of the Board
William H. Sandy                                (principal executive officer)



-------------------------------------           Director, President and Chief
Raymond A. Ketchledge                           Operating Officer



-------------------------------------           Group Vice President and Chief
John G. Zimmerman                               Financial Officer (principal
                                                financial and accounting officer)



-------------------------------------           Director
Richard J. Burstein



-------------------------------------           Director
George J. Forrest



-------------------------------------           Director
Alan V. Kidd


Signature                                       Capacity
---------                                       --------

-----------------------------                   Director
Jay W. Lorsch


-----------------------------                   Director
Alan M. Sandy


-----------------------------                   Director
Lewis G. Sandy, M.D.


-----------------------------                   Director
John T. Sheehy